Form 10QSB
period 2000-06-30
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2000-08-21
CIK 1098207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   Form 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          -----------------------------
                  For the quarterly period ended June 30, 2000


                    WORLD WIDE WIRELESS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

            NEVADA                                     860887822
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                           520 Third Street, Suite 101
                                Oakland, CA 95607
                                 (510) 839-6100
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             83,459,031 shares of common stock as of June 30, 2000.

     Transitional Small Business Disclosure Format         Yes[ ]     No[x]
================================================================================

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                          World Wide Wireless Communications, Inc. &
                                         Subsidiaries
                                 (A Development Stage Company)
                                  Consolidated Balance Sheet
                                         June 30, 2000
                                           UNAUDITED


                                                  Assets
                                                                  June 30,      September 30,
                                                                    2000            1999
                                                                    ----            ----
Current Assets:
   Cash & cash equivalents                                     $  3,066,586    $    275,082
   Trade and other accounts receivable                              252,816            --
   Prepaid and other                                                193,522          62,740
                                                               ------------    ------------
        Total Current Assets                                      3,512,924         337,822
                                                               ------------    ------------
Fixed Assets:
   Furniture, fixtures & equipment                                1,509,764          74,906
   Leasehold improvements                                           334,300         261,478
   Accumulated depreciation and
   amortization                                                     (89,994)        (13,506)
                                                               ------------    ------------
        Total Fixed Assets                                        1,754,070         322,878
                                                               ------------    ------------
Other Assets:
   Deposit in acquisition                                         1,146,662            --
   Option on frequency licenses                                     500,000         500,000
   Frequency licenses                                             2,680,739            --
   Rental deposit                                                    20,727          20,077
                                                               ------------    ------------
       Total Other Assets                                         4,348,128         520,077
                                                               ------------    ------------
        Total Assets                                           $  9,615,122    $  1,180,777
                                                               ============    ============

                                   Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                            $    106,729    $       --
   Accrued expenses                                                 298,842         491,468
                                                               ------------    ------------
       Total Current Liabilities                                    405,571         491,468
                                                               ------------    ------------
Long-Term Liabilities:
   Debentures payable                                             3,280,000         328,000
                                                               ------------    ------------
       Total Long-Term Liabilities                                3,280,000         328,000
                                                               ------------    ------------
         Total Liabilities                                        3,685,571         819,468
                                                               ------------    ------------
Stockholders' Equity:
   Minority interest                                                155,660            --
   Common stock, par value $.001 per share,
      100,000,000 shares authorized, 83,459,031 issued
      and outstanding at June 30, 2000                               83,459          71,184
   Additional paid-in capital                                    16,061,639       7,049,266
   Deficit accumulated during development stage                 (10,371,207)     (6,759,141)
                                                               ------------    ------------
       Total Stockholders Equity                                  5,929,551         361,309
                                                               ------------    ------------
         Total Liabilities and Stockholders' Equity            $  9,615,122    $  1,180,777
                                                               ============    ============


                                    World Wide Wireless Communications, Inc. &
                                                   Subsidiaries
                                           (A Development Stage Company)
                                       Consolidated Statement of Operations
                                                   June 30, 2000
                                                     UNAUDITED


                                                                                                    Period from
                                                                                                     inception
                                                                                                   (Sept 1, 1994)
                                       Three months ended June. 30,   Nine months ended June 30,       through
                                          2000          1999           2000             1999        June 30,2000
                                      ------------  ------------   ------------    -------------    ------------
Revenue                               $   166,998           --     $   664,037             --       $    664,037
Cost of Goods Sold                         62,964           --         284,964             --            284,964
                                      ------------  ------------   ------------    -------------    ------------
Gross Profit                              104,034           --         379,073             --            379,073

Operating Expenses                      1,513,490       902,233      3,954,764        1,496,883       10,713,905
                                      ------------  ------------   ------------    -------------    ------------


Operating Income (Loss)                (1,409,456)     (902,233)    (3,575,691)      (1,496,883)     (10,334,832)

Interest Income                            30,885            71         31,059               71           31,059

Tax Expense                                   --            --         (26,924)            --            (26,924)

Minority Interest                         (16,010)          --         (40,510)            --            (40,510)
                                      ------------  ------------   ------------    -------------    ------------

Net Profit (Loss)                     $(1,394,581)  $  (902,162)   $(3,612,066)   $  (1,496,812)    $(10,371,207)
                                      ============  ============   ============    =============    ============

Basic Loss Per Share                  $     (0.02)  $     (0.01)   $     (0.05)   $       (0.03)           (0.20)
                                      ============  ============   ============    =============    ============
Basic Weighted Average
Shares Outstanding                     83,450,022    66,379,309     78,306,567       58,520,021      51,254,860
                                      ============  ============   ============    =============    ============


Diluted Loss Per Share                $     (0.02)    $   (0.01)   $     (0.04)    $      (0.02)    $     (0.19)
                                      ============  ============   ============    =============    ============
Diluted Weighted Average
Shares Outstanding                     87,000,022    69,929,309     81,856,567       62,070,021      54,804,860
                                      ============  ============   ============    =============    ============


                                         World Wide Wireless Communications, Inc. &
                                                        Subsidiaries
                                                (A Development Stage Company)
                                               Consolidated Statement of Cash
                                                       Flows June 30,
                                                            2000
                                                          UNAUDITED



                                                                                                                   Period
                                                                        For the             For the                 from
                                                                      Nine Months         Nine Months          Inception on
                                                                         Ended               Ended          (September 1,1994)
                                                                         June 30,            June 30,             through
                                                                          2000                1999             June 30, 2000
                                                                    -----------------   -----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                       $    (3,612,066)    $    (1,496,812)    $      (10,371,207)
     Adjustments to reconcile net loss from operations
       to net cash used by operating activities:
        Minority interest in combined net income                             40,510                   -                 40,510
        Common stock issued for services                                     15,910                   -                662,306
        Depreciation and amortization expense                                83,068              51,639                 89,994
     Changes in operating assets and liabilities:
        Prepaid and other                                                    38,465               4,604               (193,522)
        Other assets and accounts receivable                               (400,128)                   -            (1,920,205)
        Accrued expenses and accounts payable                              (264,622)           (616,977)               405,571
                                                                    -----------------   -----------------   --------------------

        Net Cash (Used) by Operating Activities                          (4,098,863)         (2,057,546)           (11,286,553)
                                                                    -----------------   -----------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Fixed assets                                                     (1,327,326)           (292,626)            (1,844,064)
        Frequency licenses                                               (2,279,699)                  -             (2,565,589)
                                                                    -----------------   -----------------   --------------------

        Net Cash (Used) by Investing Activities                          (3,607,025)           (292,626)            (4,409,653)
                                                                    -----------------   -----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debentures                                 3,280,000                   -              3,280,000
     Proceeds from issuance of common stock                               6,540,992           2,748,641             14,806,392
     Proceeds from issuance of warrants                                     676,400                   -                676,400
                                                                    -----------------   -----------------   --------------------

        Net Cash Provided by Financing Activities                        10,497,392           2,748,641             18,762,792
                                                                    -----------------   -----------------   --------------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     2,791,504             398,469              3,066,586

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                 275,082               1,716                      -
                                                                    -----------------   -----------------   --------------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                               $     3,066,586     $       400,185     $        3,066,586
                                                                    =================   =================   ====================

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Interest paid                                               $             -             $     -             $       -
        Income taxes paid                                           $             -             $     -             $       -



WORLD WIDE WIRELESS COMMUNICATIONS, INC & SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 1999.

         Organization

         The financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) (A Development Stage Company) and its subsidiaries. The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally. The Company also plans to license its Distributed Wireless Call Processing System technology.

         On December 31, 1999, The Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. Infotel also engages in telephone system integration and engineering projects.

         On February 29, 2000, the Company purchased 100% of Digital Way S.A. a Peruvian telecommunications company. Digital Way holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

         Basic and Diluted Net Loss Per Share

         The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

         Cash Equivalents

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federal insured limits. The Company has never experienced any loss, and believes its credit risk to be limited.

         Comprehensive Income

         The Company has no material components of other comprehensive income.

         Fixed Assets

         Furniture, fixtures and equipment are depreciated over their useful lives of 5 to 10 years, using the straight-line method of depreciation. Leasehold improvements are amortized over a 5-year period that coincides with the initial period of the lease, using the straight-line method of amortization.

         Long-Lived Assets

         The Company reviews its long-lived assets on an annual basis to determine any impairment in accordance with Statement of Financial Accounting Standards No. 121.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments

         For cash and cash equivalents and accrued expenses, the carrying amounts in the Balance Sheet represent their fair market value. The carrying amount of the debentures payable approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

         Segment Information

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The company has three geographic reportable operating segments: United States, Peru, and Argentina. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Consolidated Financial Statements

         The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions.

         Foreign Currency Transaction

         The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in consolidated net income (loss).


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

         The following data table shows the amounts used in computing loss per share and the effect on loss and the weighted average number of shares of dilutive potential common stock:


                                              Three Months     Three Months    Nine Months.     Nine Months          From
                                                  Ended            Ended          Ended            Ended           Inception
                                                June 30,         June 30,        June 30,        June 30,             To
                                                  2000             1999            2000            1999          June 30,2000
                                           ---------------------------------------------------------------------------------------
Net Profit (Loss)                            $(1,394,581)      $(902,162)      $(3,612,066)     $(1,496,812)      $(10,371,207)
                                           =======================================================================================

Weighted Avg. Number of Common Shares         83,450,022      66,379,309        78,306,567       58,520,021         51,254,860
Effect of Dilutive Securities on
Shares Outstanding:
Stock Options                                  3,200,000       3,200,000         3,200,000        3,200,000          3,200,000
Convertible Warrants                             350,000         350,000           350,000          350,000            350,000
                                           ---------------------------------------------------------------------------------------
Diluted Weighted Avg. Number of Common
Shares                                        87,000,022      69,929,309        81,856,567       62,070,021         54,804,860
                                           =======================================================================================


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). WORLD WIDE WIRELESS COMMUNICATIONS, INC. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. We cannot assure that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We provide high-speed broadband fixed wireless Internet and data transmission service in the United States and internationally using transmitting frequencies within the Multi-channel Multipoint Distribution

Service, commonly known as MMDS. We are also developing a new technology, for which we have received a U.S. Patent, for technology we have named Distributed Wireless Call Processing System, or DWCP, which we believe may significantly enhance wireless communications by dramatically increasing cellular telephone network capacity. We intend to license this technology to third parties in the future. The cost of developing this technology may be substantial. There can be no assurances that we will raise sufficient funds to complete its development nor can we assure that the technology will be successful.

We have purchased and currently lease a substantial number of high-speed wireless Internet frequencies within the MMDS spectrum in the United States, Argentina, Peru, and Thailand. We are applying for licenses as well in India. We are now attempting to market to our wireless Internet service directly to consumers for use in accessing the Internet and are considering the possibility of entering into strategic alliances with other companies to market access to our high-speed wireless Internet service. We plan to purchase or lease additional wireless Internet MMDS and related frequencies in the United States and abroad.

For the first three quarters of our fiscal year 2000, we experienced continuing cash shortages due to an insufficient subscriber base as the result, among other things, of governmental regulatory delays and equipment shortages. Because our revenues have been minimal from operations and because we do not anticipate receiving significant revenues for the remainder of this fiscal year from operations, we have depended and will likely continue to depend upon equity and debt financing to provide necessary working capital for the foreseeable future.

During the next 18 months we intend to expand our existing domestic licensed operations in: Concord, San Marcos, and Ukiah California; South Bend, Indiana; Grand Rapids, Michigan; Aspen and Vail, Colorado; Hilo, Hawaii; Hot Springs, Arkansas; and Key West, Florida. We have initiated and expanded our Internet service and expanded our overseas operations, primarily in Argentina, Peru, India, and Thailand. We do not anticipate performing any significant product research and development during the next 12 months, except for analysis related to the technical and economic viability of our DWCP patented technology. We are not planning to purchase or sell any plants or material equipment other than the small equipment that is needed to expand the operation of our various licenses. We currently have 20 full-time employees and anticipate hiring more employees as we enter new markets. Based on our current plans, we anticipate that the number of our employees will increase substantially during the next 12 months.

As of June 30, 2000, our total working capital was $3,107,353. Based on our current cash projections, we anticipate that we will be able to fund our operations at least through the second quarter of 2001 with available cash, and cash we receive from our registered offering.

In connection with the FCC's rules on MMDS two-way communications services, the FCC announced a one-week "filing window" for applications for two-way authorizations from August 14, 2000, to August 18, 2000. We have filed our first round of applications for a number of our markets in this filing window. All such applications must meet FCC interference protection rules or contain the consent of co-channel and adjacent channel licensees in our markets and neighboring markets. All complete applications that have not been opposed within 120 days after the close of the filing window will be granted. Although we believe we will be able to file for and receive two-way authorizations in each of the markets where we have licenses, there can be no assurance that we will receive such authorizations in these or other markets. We cannot be certain that: (a) we will be able to complete the necessary processes to enable us to complete and file two-way applications for each of our markets; (b) that we will be able to obtain any necessary cooperation and consents from licensees in our markets or adjacent markets to enable us to use our spectrum for two-way communication services; and, or (c) that the FCC will approve our applications.

We are Subject to International Regulatory Approvals and other International Business Risks

We are subject to requirements that we receive regulatory approvals from those countries in which we do business, the delay or denial of which will reduce our revenues and adversely affect our foreign operations.

We anticipate that a substantial percentage of our revenues will be derived from operations outside of the United States. Our international operations relay on our ability to obtain consents of local regulatory authorities, some of which may significantly delay or deny permitting us to operate in those jurisdictions. An investment in our securities is riskier than an investment in many other companies because we have begun to expand in overseas markets such as in Asia and Latin America, areas that have experienced significant economic turmoil in recent years. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Because we operate internationally, our operations are subject to increased risks, such as unexpected political changes, change in legal requirements and fluctuations in exchange rates, all of which may substantially increase our operating and capital expenses, and otherwise materially affect our ability to conduct business. These include:

         (a) unexpected changes in regulatory requirements, taxes, trade laws and tariffs, which can substantially increase the costs of doing business in other jurisdictions;

         (b) changes in a specific country's or region's political or economic conditions which may make it difficult or impossible to conduct business there;

         (c) lack of clear rules and regulations governing the issuance of licenses and standards for their operations; and,

         (d)  fluctuating exchange rates.

In addition, we intend to expand our international sales efforts. We have very limited experience in marketing, selling, and supporting our products and services abroad. There is a risk that we will not be able to expand due to this inexperience. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed.


The broadband wireless access industry is rapidly evolving and is subject to technological change and innovation. These changes are requiring that providers of broadband services adopt new technologies quickly or modify existing technologies to maintain service and market products. Compliance with these changes may cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse new or varying governmental regulations, or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner or market our products, which could seriously harm our business.

We may not be able to Attract and Retain Key Personnel

If we are not able to attract key personnel and advisors, or if our current management and technical personnel leave the company, it may adversely affect our ability to obtain financing or to develop and market our services. Our success will depend in large part upon our ability to attract and retain qualified management, administrative, and technical personnel, as well as the continued contributions of our such existing management, administrative, and technical personnel. We face strong competition for these workers, and we cannot give any assurance that we will be able to attract or retain such individuals. There is no assurance that we will be able to offer competitive compensation packages to enable the company to attract and retain such employees. We do not currently have key man insurance for any of our management personnel. Any loss of the services of these individuals could seriously harm our business.

Stock Price Fluctuation

In the past year, the price of our common stock has been highly volatile. Our stock price could continue to be volatile, and any investment could suffer a decline in value, adversely affecting our ability to raise additional capital, which in turn could delay the build-out of locations in which we hold spectrum, and in which we plan to offer our internet and data transmission service.

Future sales of our securities in the public market could lower our stock price and impair our ability to raise funds through our proposed stock offering. The market price of our securities could drop due to sales of a large number of our securities or the perception that these sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem appropriate.

In addition, a decline in our stock price would permit the holders of the Convertible Debentures described in Part II, Item 2, (3) below, to convert their debentures to a higher number of shares in the Company, which would result in increased dilution of value to existing shareholders.

Future Cash Requirements

The cost of implementing our business plan will be substantial. Our ability to continue as a going concern, and to grow our business, will require substantial investment on a continuing basis to finance capital expenditures and related expenses. We do not expect to generate sufficient cash flow to fully implement our long-term business strategy without additional capital or financing. We currently expect that cash on hand and cash generated from our offering will be sufficient to fund operations and capital requirements through at least the second quarter of 2001.

We are currently seeking substantial additional financing and anticipate continuing to seek additional financing in 2001. Options include entering into the sale of debt or equity securities, borrowings under secured or unsecured loan arrangements, including vendor equipment financing and sales of certain assets. We cannot provide assurance that such financing will be available in any form, in a timely manner, or on satisfactory terms. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, other acquisitions of debt, or equity offerings, or otherwise, on acceptable terms. It is not certain that we will be able to sell all, or any part of the 4,000,000 shares currently registered in our public offering. To the extent that future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of Common Stock.


Our current exposure to foreign currency transactions is limited because our foreign currency transactions are limited to Argentina and Peru, the location of our subsidiaries.

We are a development stage company, and our revenues for the foreseeable future will not be sufficient to attain profitability. Our audited financial statements for the period ended September 30, 1999, state that the Company's ability to meet its future financing requirements, and the success of future operations, cannot be determined at this time. Our losses are attributable to the lack of a sufficient subscriber base to enable us to cover our ongoing development costs. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. These factors are discussed in our SB-2-A Registration Statement filed June 30, 2000 with the Securities and Exchange Commission.

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenue for the three and nine months ended June 30, 2000 was $166,998 and $664,037, as compared with no revenue for the quarter ended and nine months ended June 30, 1999. For the period from inception (September 1, 1994) through June 30, 2000, revenue was $664,037. The increase in revenue for the three and nine months ended June 30, 2000 over the same period in 1999 was due to the Argentina subsidiary through the sale of telephone system integration and engineering.

Cost of goods sold for the three months and nine ended June 30, 2000 was $62,964 and $284,964, as compared with none for the three and nine months ended June 30, 1999. For the period from inception (September 1, 1994) through June 30, 2000, cost of goods sold was $284,964. The increase in cost of goods sold is attributable to labor and material costs associated with the sale of telephone system integration and engineering by the Argentina subsidiary.

Operating losses, including income attributable to a minority interest, for the three months and nine months ended June 30, 2000 were $1,409,456 and $3,575,691 as compared to $902,233 and $1,496,883 for the three and nine months ended June 30, 1999. For the period from inception (September 1, 1994) through June 30, 2000, the operating loss was $10,334,832. The income attributable to the minority interest for the three and nine months ended June 30, 2000 was $16,010 and $40,510. For the period from inception (September 1, 1994) through June 30, 2000, the income attributable to the minority interest was $40,510. The minority interest represents a 49% non-controlling interest in the Argentina subsidiary.

Net losses for the three and nine months ended June 30, 2000 were $1,394,581 and $3,612,066, as compared with $902,162 and $1,496,812 for the three and nine months ended June 30, 1999. For the period from inception (September 1, 1994) through June 30, 2000, the net loss was $10,371,207.

Liquidity and Capital Resources

During the nine months ended June 30, 2000, the Company used $4,098,863 for operating activities. The net loss for the period of $3,612,066 includes non-cash transactions of $139,488. This amount, when deducted from the net loss, results in the cash used in operations. Additionally, the use of cash for the net change in operating assets and liabilities in the amount of $626,285, results in the net cash used in operating activities of $4,098,863. The Company also used $3,607,025 for investment activities. The Company acquired fixed assets of $1,327,326 and frequency licenses of $2,279,699. Financing activities generated cash in the amount of $10,497,392 through the issuance of debentures for $3,280,000, warrants for $676,400, and common stock for $6,540,992. The net effect of these cash flows is an increase in cash and cash equivalents of $2,791,504, providing a balance of cash and cash equivalents as of June 30, 2000 of $3,066,586.

During the nine months ended June 30, 1999, the Company used $2,057,546 for operating activities. The net loss for the period of $1,496,812 includes a non-cash transaction of $51,639 for the provision for depreciation and amortization. This amount when deducted from the net loss results in the cash used in operations. Additionally, the use of cash for the net change in operating assets and liabilities in the amount of $612,373 results in the net cash used in operating activities of $2,057,546. The Company also used $292,626 for investment activities for the acquisition of fixed assets. Financing activities generated cash in the amount of $2,748,641, through the issuance of common stock in that amount. The net effect of these cash flows is an increase in cash and cash equivalents of $398,469, providing a balance of cash and cash equivalents as of June 30, 1999 of $400,185.

The Company's primary capital needs are to fund the completion of its business plan to develop broadband wireless and other telecommunications services.

Seasonality and Quarterly Results
The Company's business is in a development stage.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      There were no legal proceedings.

Item 2.  Changes in Securities

On August 15, 2000 the Company entered into an agreement to amend the Securities Purchase Agreement and related documents dated April 14, 2000 (See SB-2 dated June 30, 2000 Transaction Documents) by and between World Wide Wireless Communications, Inc. ("the Company") and Esquire Trading & Finance, Inc., Amro International, S.A., Celeste Trust Reg., The Endeavor Capital Fund, S.A., Nesher, Ltd., The Keshet Fund, L.P. and Keshet, L.P., ("the Purchasers").

The Company desired to acquire additional financing, obtain certain concessions in respect of their rights and the Company's obligations under the transaction documents, and amend certain provisions of the Securities Purchase Agreement dated April 14, 2000.

The Purchasers desired to increase their investment in the Company and grant the concessions requested by the Company. On August 15, 2000 the Transaction Documents were amended as follows:

      1. The total number of shares of Common Stock to be issued and delivered by the Company to the Purchasers pursuant to the Purchase Agreement shall be 2,128,000, of which 760,000 were the Initial Shares issued and delivered on the Initial Closing Date, 760,000 shall be shares issued and delivered by the Company on the Amendment Closing Date in consideration of the Purchasers' forbearance of their rights under the Transaction Documents (the "Consideration Shares"), and 608,000 shall be Additional Shares issued and delivered by the Company on the Amendment Closing Date. The number of Consideration Shares, Additional Shares, Convertible Securities and Additional Warrants to be issued and delivered to the Purchasers and the Additional Purchase Price payable therefore is 760,000; 608,000; $1,312,000; 1,440,000; and $1,920,000
         respectively.


      2. The Effectiveness Date in the Registration Rights Agreement was extended to September 8, 2000 and the next meeting of the Company's shareholders required under Section 3.13 of the Agreement, was changed from August 15, 2000 to November 19, 2000.

      3. The Conversion Price (including those issued on the Initial Closing Date and those to be issued on the Amendment Closing Date) shall be amended and restated as follows:
             "The conversion price for the Debentures (the "Conversion Price") in effect on any Conversion Date shall be the lesser of (A) an amount equal to 110% of the average Per Share Market Value for the five (5) consecutive Trading Days immediately preceding the Original Issue Date (the "Fixed Conversion Price") and (B) an amount equal to 85% of the average Per Share Market Value for the five (5) consecutive Trading Days immediately prior to the Conversion Date; provided, however, that, in any Conversion Notice, a Holder may specify a Conversion Price higher than the Conversion Price then in effect; provided further that, if during any period (a "Black-out Period"), a Holder is unable to trade any Common Stock issued or issuable upon conversion of Debentures immediately due to the postponement of filing or delay or suspension of effectiveness of a registration statement or because the Company has otherwise informed such Holder that an existing prospectus cannot be used at that time in the sale or transfer of such Common Stock, such Holder shall have the option but not the obligation on any Conversion Date within ten Trading Days following the expiration of the Black-out Period of using the Conversion Price applicable on such Conversion Date or any Conversion Price selected by such Holder that would have been applicable had such Conversion Date been at any earlier time during the Black-out Period or within the ten Trading Days thereafter; provided further, that in no event shall the Conversion Price be below the Floor Price. "Floor Price" shall mean $1.00 for the period beginning on August 15, 2000 and ending on October 14, 2000, $0.64 from the period beginning on October 14, 2000 and ending on April 14, 2001, and zero thereafter. Notwithstanding the foregoing, if the Company's revenues for the fiscal year as shown in the Company's Annual Report on Form 10-K are less than $13.5 million (such revenues shall be presumed to be less than 13.5 million in the event the Company does not file a Form 10-K by March 31, 2001), then from and after April 1, 2001 the Floor Price shall be zero."


     4. The Warrant Price in the Warrants issued by the Company on the Initial Closing Date shall mean a price equal to $2.00, as such price may be adjusted from time to time.

Item 3.  Defaults Upon Senior Securities

     There were no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the vote of security holders.

Item 5.  Other Information

     On May 7, 2000, the Company signed a joint venture agreement with World Thai Star Company Limited ("WTSCO") of Bangkok, to take a 49% interest in a new limited liability company to be established in Thailand ("the joint venture company"). WTSCO will contribute frequencies, transmission sites, and local market expertise, while the Company is to initially contribute: (a) a $125,000 contribution for use in transferring the initial MMDS frequencies, (b) the initial working capital of the new joint venture company, and (c) build-out and operation of the system. The initial $125,000 contribution has been made, and the initial MMDS frequencies have been assigned to the joint venture company. No working capital has yet been transferred, and the joint venture company is not yet operating pending acquisition of an Internet Service Provider License.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

             27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     World Wide Wireless Communications, Inc.
--------------------------------------------------
             (Registrant)


Date  August 21, 2000    /s/ Douglas P. Haffer-President & CEO
      ---------------    -------------------------------------------------------
                         Douglas P. Haffer - President & Chief Executive Officer