Form 10KSB
period 2000-09-30
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2000-12-28
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
       __________________

Commission file number:

                    World Wide Wireless Communications, Inc.
                 (Name of small business issuer in its charter)

               Nevada                                 860887822
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

520 Third Street, Suite 101, Oakland, California                        94607
   (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (510) 839-6100

Name of each exchange on which registered:  OTC Bulletin Board under the trading symbol WLGS

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $524,245

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 18, 2000: $14,719,124

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 88,332,644 shares of common stock as of November 30, 2000.

Documents incorporated by reference:        None.
Transitional Small Business Disclosure Format:  Yes ___  No   X
                                                            ------

                    World Wide Wireless Communications, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 2000

                                                                            Page

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................17

Item 3.    Legal Matters......................................................18

Item 4.    Submission of Matters to a Vote of Security Holders................19

Item 5.    Market for Common Equity and Related Stockholder Matters...........20

Item 6.    Management's Discussion and Analysis of Financial Statements
             and Results of Operations............. ..........................21

Item 7.    Financial Statements...............................................23

Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.............. ..........................23

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ...............24

Item 10.   Executive Compensation.............................................26

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....27

Item 12.   Certain Relationships And Related Transactions.....................29

Item 13.   Exhibits and Reports on Form 8-K...................................29

SIGNATURES....................................................................30

Item 14.   EXHIBITS...........................................................31

                                     PART I

Item 1.  Description of Business

Introduction

         In February of 1997, Worldwide Wireless, Inc., a Nevada corporation, was formed to coordinate the operations of TSI Technologies, Inc., a Nevada corporation, and National Micro Vision Systems, Inc., a Nevada corporation. Its purpose was to complete the development of its patented advanced distributed wireless telephone and network designs and to finance, manufacture, and market these units and systems. TSI Technologies, Inc. was the research and development company formed for the purpose of creating and developing the distributed wireless call processing system. National Micro Vision Systems, Inc. was formed to operate a network of wireless Internet sites. In April of 1998, Worldwide Wireless, Inc., TSI Technologies, Inc. and National Micro Vision Systems, Inc. acquired Upland Properties, Inc., a Nevada corporation, for stock and transferred their assets to Upland Properties, Inc. Upland Properties, Inc. then changed its name to World Wide Wireless Communications, Inc. and began trading on the OTC Bulletin Board under the symbol WLGS. Worldwide Wireless, Inc. remains a significant shareholder in our company, but it does not play a role in our current operations. National Micro Vision Systems, Inc. is now completely separate from and unrelated to us.

         We have purchased, leased or otherwise have acquired an interest in a substantial number of high-speed wireless Internet frequencies in the United States, Peru, and Thailand either by ourselves or through our subsidiaries. We have also applied for reinstatement of our subsidiary's license in Argentina. We plan to purchase or lease additional wireless Internet frequencies in the United States and abroad, should we receive additional funding.

         In addition to acquiring and developing wireless Internet frequencies, we have received a patent on a new generation of wireless cellular telephone technology that we have named the distributed wireless call processing system. We believe that this technology may enhance wireless communications in the future by increasing cellular telephone network capacity.

The Industry

         Use of the Internet and private communications networks has expanded and continues to expand rapidly. International Data Corporation estimates that there were 142 million Internet subscribers at the end of 1998, and projects that this number will grow to over 500 million subscribers by 2003. Businesses increasingly depend upon data networks, not only for communication within the office, but also to exchange information among corporate sites, remote locations, telecommuting employees, business partners, suppliers and customers. Consumers are also accessing the Internet to communicate, collect and publish information and conduct retail purchases.

         The growth in data traffic is resulting in an increase in the demand for high-speed access. To accelerate the speed at which data can be transmitted, service carriers are increasingly relying on broadband, which allows the transmission of multiple data channels through a single medium. One broadband medium consists of wireless frequencies which have large bandwidth, or an ability to transmit large amounts of data in a short period of time.

         The FCC has taken steps to increase the availability of frequencies and bandwidth that may be used by wireless carriers in the United States for such data transmission. In addition, an FCC ruling in September 1998 allowed license holders of various frequencies within the band of 2.15 to 2.68 Gigahertz or GHz, to offer two-way broadband wireless data services upon the opening of a filing window. On March 23, 2000, the FCC announced the initial filing window for two way authorization which eventually took place between August 14, and August 18, 2000. Previously, these frequencies had been restricted to one-way video transmissions, which limited their effectiveness for data transmission. The FCC has also increased the availability of various higher frequencies within the bands of 24 to 40 GHz. Internationally, these frequencies vary slightly, with the lower frequency services being between 2.5 to 5.0 GHz and the higher frequency-type services being offered on frequencies similar to the higher frequencies used in the United States.

         Opportunities in broadband wireless access are increasing globally as Europe, Latin America, Asia Pacific and Canada join the United States in promoting competition in the local communications services market by allocating frequencies and bandwidth and issuing transmission licenses. In this regard, at least 26 countries have allocated broadband wireless frequency bands for use or trials in the last mile, according to Global Telephony.

         Deregulation has been a significant catalyst for increased competition in the long-haul segment of the market and massive spending on network infrastructure, as incumbent and emerging carriers have sought to address the growing demand for bandwidth. In the local access segment of the market, deregulation has also been a significant catalyst for the growing interest in providing broadband access directly to subscribers. Data services that historically were offered only by a single provider for a region now may be offered by a number of competing service providers. This increased competition has given local service providers compelling incentives to improve data transmission rates in order to offer additional value-added services to subscribers. However, bandwidth limitations of the existing infrastructure for the connection to the subscriber have constrained service providers from exploiting these opportunities. Links to subscribers typically consist of copper wires that operate at substantially lower transmission speeds than those offered in the long-haul segment of a network, or by some available broadband alternatives. These copper wires were originally intended to carry only analog circuit-switched, voice signals. As a result, the connection to the subscriber has become a bottleneck that limits high-speed data transmission.

         Alternative technologies for broadband access include:

         o Digital subscriber line, or DSL, technology which improves the data transmission rates of a telephone company's existing copper wire network;

         o Cable modems, which are designed to provide broadband Internet access and are targeted primarily at the residential market;

         o Fiber Optic-Based Solutions and high-capacity leased lines, which offer the highest data transmission rate of any of the alternative technologies for broadband access;

         o Point-to-point wireless technology enables data transmission using a dedicated radio link between two locations; and

         o Broadband point-to-multipoint wireless networks, which consist of a wireless hub that communicates over radio frequencies to transmit and receive network traffic to and from wireless modems installed at multiple subscriber locations.

         Both incumbent and emerging service providers are emphasizing broadband wireless technologies for Internet access. Established carriers are expected to use broadband wireless technology to reach new customers to whom they previously could not provide access, fill coverage gaps in their existing networks and deploy value-added services in a cost-effective manner. For example, International Data Corporation reports that in 1999, Sprint and MCI WorldCom spent over $1.5 billion to purchase companies holding licenses in these lower frequencies within the 2.15 to 2.68 GHz range. Emerging carriers may use this technology to bypass existing wire-based infrastructure and to compete with incumbent carriers. In addition, this technology may be used to deploy broadband services in regions where there is no wire-based communications infrastructure. Estimates of the revenue which lower frequency licenses will generate vary substantially, but International Data Corporation estimates that revenue generated by basic services delivered via fixed, non-satellite based wireless technologies will grow from $767 million last year to $7.4 billion in 2003.

Lower and Higher Frequency Wireless Transmission Systems

         We have chosen to focus on acquiring licenses to transmit within the lower frequency ranges approved by the FCC and used internationally, which are generally between 2.15 and 5.0 GHz. Although the higher frequencies are large enough to transmit large amounts of data at once, the higher frequencies have severe limitations including high costs of build out, very short range of less than 5 kilometers and severe problems with interference from weather and atmospheric conditions. Even though they have these limitations, higher frequency transmissions would appear to have major potential in wireless local loops, internal wireless networks and intranets.

         The lower frequencies approved by the FCC have less bandwidth than those in the higher frequencies. Nonetheless, we believe that the lower frequencies have more than enough bandwidth for the great majority of potential business and residential users. In the United States, which allows 10 watts of power in transmitting data, the range of the lower frequencies is at least 50 kilometers and transmissions within these frequencies are much less affected by atmospheric and meteorological phenomena. It is also much less expensive to install and operate lower frequency transmission services than at higher frequencies, in part because the greater range of the lower frequencies require the installation of fewer transmitters.

         Both high and low frequency transmissions are transmitted over a limited number of licensed frequencies that protect data from interference by other forms of radio or microwave transmitters. It is critical, therefore, that any company operating or attempting to develop a system of wireless Internet over these frequencies acquire them as quickly and as inexpensively as possible and for as many locations and as many channels/bands as possible in each location.

         Because of the limitations of higher frequencies as a means of transmissions for Internet access, and because we believe that the more viable market for wireless high-speed services is in the small to medium-size business and residential market, we have decided to concentrate exclusively on the lower frequencies for our Internet access service. In that context, we have been actively engaged in the acquisition of wireless Internet frequencies in the United States and especially abroad.

         One major technical problem with wireless transmissions within the lower FCC-approved frequencies has traditionally been that a clear line of sight was necessary between the transmission and the receiver. This limitation allowed these frequencies to be used only in areas with even terrain and no obstructions, insofar as buildings and hills would often disrupt transmissions. Although these problems persist with the lower frequencies, there have been recent developments which have shown a potential for reducing these problems. Cisco Systems, Inc. announced the development of Vector Orthogonal Frequency Division Multiplexing, which purportedly has the ability to reassemble multi-path signals at the receiving point so that they appear to arrive in a single stream from one location, even if obstacles are in the path of the original signal. (Communications Daily, MMDS Industry Gears Up on Standards Issues, Spectrum Planning, April 3, 2000). This would have the effect of significantly reducing the line of sight problem and, we believe, will enhance lower frequency transmissions as a medium for Internet access.

         A part of the spectrum which the lower frequencies occupy consist of frequencies referred to as Instructional Television Fixed Service. These frequencies are reserved by federal law to television broadcasting by religious, educational or other nonprofit groups. An increasing number of providers of data transmission are leasing transmission rights of the holders of Instructional Television Fixed Service licenses. As we discuss below, we have leased a number of these frequencies from a nonprofit organization.

International Broadband Use

         We believe that international markets offer enormous potential for growth. Although use of the Internet has grown substantially internationally, we believe that the combination of obsolete equipment and newly privatized systems in many countries provide us with great opportunity. The technology we employ allows countries such as Thailand and Peru to establish an up-to-date, high-speed, broadband wireless Internet system equal to any of the most developed nations with very little infrastructural costs. We believe the same will be true in the many other countries throughout Asia, Latin America, the Middle East and Europe in which we are actively seeking wireless frequencies.

         We believe that our approach to providing high-speed, broadband, fixed wireless Internet service will make our service available to a broader customer base than is possible with certain other fixed wireless services. By concentrating on the acquisition of relatively low-frequency spectrum, we can provide service over a substantially larger market of customers, with enhanced propagation properties, and for substantially lower cost than can be offered by higher-frequency wireless services. It is our belief that the bandwidth and speed of our service will meet the requirements of at least 90% of the potential high-speed wireless Internet customer base, and we hope to be able to provide this service more economically and with greater reliability than our competition. In the international market, we should be able to provide a quantum leap in the quality of Internet service beyond that which currently exists and at a price point similar to that being charged by providers of the current service.

Our strategy

Our activities are currently divided into three categories:

         o        Acquisition of Wireless Internet Frequencies - Spectrum;
         o        Development of Wireless Frequencies - Build Out; and
         o Development and Licensing of Distributed Wireless Call Processing Systems.

Acquisition of Wireless Internet Frequencies - Spectrum

         We have determined that our primary target for acquisition of wireless frequencies will be in the frequency range within the United States of 2.5 GHz to 3.0 GHz and in similar frequency ranges up to around 5.0 GHz internationally. With these frequency ranges we believe that we will be able to provide the highest quality, broadest band, and fastest service and the most reasonable costs to the largest number of potential customers. By positioning ourselves to provide enhanced connectivity to the largest number of people, we believe that we will play a significant role in the expansion of this technological development in both the short and long term.

         Prior to 1999, we controlled licenses in only three locations - the East Bay region of San Francisco, California, northern San Diego County, California, and South Bend, Indiana. Since the beginning of 1999, we have acquired rights - either through long-term leases with options to purchase or outright purchases - to additional spectrum both in the United States and elsewhere. As of December 2000, we lease, own or possess reversionary rights to licensed frequencies in the following additional locations:

              Location                              State/Country
              Hot Springs                           Arkansas
              Aspen                                 Colorado
              Vail                                  Colorado
              Hilo                                  Hawaii
              Grand Rapids                          Michigan
              Key West                              Florida
              Ukiah                                 California
              La Grande                             Oregon
              Pierre                                South Dakota
              Buenos Aires*                         Argentina, South America
              Bangkok                               Thailand. Asia
              Hat Yai                               Thailand, Asia
              Khon Kaen                             Thailand, Asia
              Nakhon Ratchasima                     Thailand, Asia
              Phuket                                Thailand, Asia
              Chiang Mai                            Thailand, Asia
              Lima/ Callao                          Peru, South America

-------------------
         * At this point the license in Buenos Aires, Argentina has been revoked. Although the government in Argentina has informed us it will reissue the licenses we cannot provide assurance that this will occur.

         The licenses in the United States listed in the above table are currently leased from Shekinah Networks. Pursuant to an Option Agreement with Shekinah Networks, we paid $500,000 to lease nine Instructional Television
Fixed Service channels for our high-speed wireless Internet connections, as authorized by the FCC. This agreement also provides us an exclusive option to lease excess capacity on Shekinah's remaining thirty-two channels, as they become available. The monthly minimum transmission fee to be paid to Shekinah for each license or application leased will be 5% of the gross system receipts or $500, whichever is greater. Each lease has a term of five years, which may be renewed at our election for an additional five-year term if the FCC renews the license.

         All of the United States licenses described above allow us to broadcast over frequencies using one-way transmissions only. With the exception of certain limited provisional licenses granted in various parts of the country, the FCC has not yet granted long-term two-way transmission licenses for the lower frequencies. We have submitted six applications for two way transmissions on our existing licenses to the FCC in the following markets: Aspen, Grand Rapids, Key West, Pierre, Ukiah and Vail. Each of those applications is currently pending.

         Development of Wireless Frequencies - Build Out

         As spectrum is acquired, we plan to provide high-speed Internet services, including telephony and videoconferencing services. We plan to join with local partners and other entities in the industry to form strategic alliances in connection with the use and implementation of high-speed wireless services. We may also provide services directly to users of Internet services. As of the date of this prospectus, and except as described below, we have not yet entered into any strategic alliances.

         We selected Andrew Corporation as our exclusive systems integrator worldwide. We anticipate that this association with Andrew Corporation will assist us in our effort to deploy our high speed wireless data systems throughout the world. Most recently, Andrew Corporation has provided significant assistance with our system build out in Lima/Callao, Peru.

         We are currently operating a single system off of Mt. Diablo in Concord, California, an area some thirty miles east of San Francisco. The license at Mt. Diablo is one of only two one-channel licenses that we control, with all the remaining ones being at least four channels. Commercial service commenced in this location in December 1999. Because the high-speed wireless component of the Mt. Diablo operations is only available in downlink mode, we have been aware from the outset that the operations in the Concord area would not be typical for the more conventional two-way systems. However, because the FCC has not yet approved permit applications for two-way transmissions within these frequencies and because of the specific demographics within the potential Mt. Diablo transmission area, we decided to commence the limited-type of service close to our headquarters in Oakland.

         In December 1999, we entered into an amended lease agreement regarding a lease for the license covering Concord, California and the surrounding area. We have recently received a Notice of Default from the lessor. The Notice of Default is based on a requirement in the amended agreement that the balance of the purchase price for the assignment of the license be paid by December 1, 2000. Our management has been advised by counsel, that payment of the balance of the purchase price prior to the FCC's consent to the assignment of the license may constitute a premature assignment in violation of the FCC's rules. The assignment application has not been filed with the FCC for the FCC to make a definitive ruling on this issue. At this point, no formal legal action has been taken by the Lessor.

         We intend to build-out domestic systems in various areas including the small town of Ukiah, California, some ninety miles north of San Francisco. In addition to Ukiah, we plan to commence domestic build-out programs in northern San Diego County, South Bend, Indiana, Grand Rapids, Michigan, Vail and Aspen, Colorado, Key West, Florida, and Pierre, South Dakota. We recently entered into an agreement with Shekinah Network to lease their excess airtime capacity in Hot Springs, Arkansas and Hilo, Hawaii.

         We signed an agreement to acquire 51% of Infotel Argentina, S.A. in November, 1999. We intend to commence operations in Buenos Aires, Argentina as soon as we obtain the necessary licenses. We have secured the necessary backbone connections and transmitter locations in the Greater Buenos Aires metropolitan area, which contains more than 16 million people. Our ability to begin transmission over the frequencies is subject to approval of the Comision Nacional de Communicaciones, or CNC, the governmental agency primarily responsible for regulating telecommunications in Argentina. The Argentine government recently announced that it was revoking certain non-operating lower frequency licenses. As a result the licenses for which we had submitted transfer requests were revoked. The Argentine government has set forth criteria for the return of the licenses and we have submitted the necessary documentation. We expect that the CNC will ultimately approve our applications and allow for us to commence offering our wireless services. However, we have been informed that the government might not reissue the same lower frequency licenses for those cities outside Buenos Aires, but may instead issue a new series of licenses on a different frequency. We cannot provide assurance that a license from the Argentine government will be forthcoming.

         We acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company earlier this year. Digital Way presently owns a wireless transmission license in Lima/Callao and is in the process of attempting to secure additional licenses in that area as well as licenses for five different cities in Peru. We have received necessary governmental consent in Peru for the transfer of the control of Digital Way's licenses.

         Digital Way, S.A. recently launched its two way, high speed, broadband wireless internet operations in metropolitan Lima/Callao Peru. This effort has generated interest from business customers in the region. This service is to be marketed under the name "Speedway" and is intended to provide high quality service to currently underserved sectors of the Peruvian market.

         We intend to inaugurate services in Thailand subject to funding. Earlier this year, we entered into a joint venture with World T.V. Communication Co. Ltd, a Thai corporation, to provide high speed, wireless, broadband internet and related services in Bangkok and other major areas in Thailand. World T.V. Communication Co. Ltd, currently owns frequencies in Bangkok and throughout "up-country" Thailand.

         Upon receipt of our frequency licenses and additional funding, we intend to commence a build out of our high speed broadband fixed wireless data service system in India. We have entered into an agreement with a group of Indian businessmen to establish such a system. Under the agreement, a new entity World Wide Wireless Communications (India) Ltd. was formed. World Wide Wireless Communications (India) has received internet service provider licenses in five cities in India. The success of this venture depends on obtaining a nationwide internet service provider license and an appropriate frequency license from the Indian government. We applied for the licenses and we are awaiting their approval by the government.

         We entered into a letter of intent with El Salvador Telecomuniciones S.A. de C.V. for the purpose of acquiring a 25% ownership interest in that company in El Salvador. Pursuant to the terms of the letter of intent, we have paid $1,000,000 to that company as an advance payment of the purchase price, which was to total $3,500,000. The purchase was conditioned upon that company's acquisition of certain licenses and the occurrence of certain other conditions which have not been met. As a result, we sought the return of the $1,000,000. Accordingly, we entered into an agreement with the company to rescind the previous contract. To date the company has returned $750,000 and has agreed to return the remaining $250,000 by January 1, 2001. The remaining $250,000 owed is secured by a guarantee from Lafise Bank Limited.

         We previously applied for licenses in the 3.5 GHz range in Germany and the Czech Republic. We are still evaluating our options in Germany. We did not receive licenses in the Czech Republic, but we are currently negotiating with an individual who holds licenses in that country. In addition, we are exploring additional markets in Europe - including much of Eastern Europe - for expansion of our services.

         We expect that, in the case of any future acquisition of licensed frequencies, we will operate the systems alone, do so in joint ventures with local entities, or transfer the licenses to third parties for significant consideration.

         Although we initiated negotiations with businesses in Puerto Rico and Portugal in 1999, no further negotiations or affiliations are currently pending in those countries.

         Development and Licensing of Distributed Wireless Call Processing
System

         We are completing the development of our distributed wireless call processing system. The major feature of this system is that it allows individual cell phones and other communication units to amplify signals, thereby reducing the need for repeater stations. The system allows every handset itself to serve as a mobile, low-power repeater site, and each unit facilitates the operation of the entire local network within a radius of 10-20 miles. A whole continent populated with these units would theoretically have no need for infrastructure support of any kind. In practice, we or parties to whom we license the system will build widely scattered gateway sites that will serve to introduce local signals into long lines, international and satellite service providers and introduce data signals into destination networks while providing a medium for our generation of an ongoing revenue stream.

         We are looking to license this technology to a third party developer in order to potentially create a royalty stream of income. However, we cannot guarantee that we will enter into such an agreement.

Competition

         Our competitive business position is largely dependent on the various markets in which we operate.

         United States

         The telecommunications market in the United States is highly competitive and largely deregulated, although the FCC still plays a prominent role. We are focusing our strategy on underserved rural areas that are less economically viable for high speed wireline or cable-modem services. Although other fixed wireless providers, such as Sprint and Worldcom/MCI, may eventually become competitors, in the next few years these operators will likely focus on the more lucrative opportunities offered by larger markets. We believe that markets in which we have licenses, such as Key West and Aspen, will not be the focus of these service providers in the near future which we hope will enable us to establish our services in these markets before other larger companies enter these markets. Other potential competitors such as satellite broadband and dial-up Internet service providers currently provide less bandwidth than do service providers using our frequencies which can result in some instances in transmission delays and downstream service interruptions, particularly in bad weather.

         Peru

         The Peruvian Internet market is still dominated by the former monopoly, Telefonica del Peru, which provides basic dedicated, hosting and high-speed wired services. Access connections are limited by the limited personal computer and cable penetration rates, as well as low availability of local content. Although Bell South and AT&T Latin America plan to enter the Internet service provider marketplace, we believe it is a lower priority than providing their basic telephony services. Diginet Americas has entered Peru with a fixed wireless broadband service. Diginet Americas intends to provide "point to multipoint" services such as ours. Most of the less prominent Internet service provider companies are focusing on the Lima-Callao market where there are numerous high-income and corporate customers.

         Argentina

         Argentina's Internet service provider market is relatively competitive, with four significant Internet access providers, none of which possesses a market share greater than 25%, however, taken together, these four companies represent about 80% of the total Internet service provider market. We believe that some of the cable providers have entered or plan to enter, the dial-up and cable-modem markets. In addition, Velocom and Millicom, two Argentine companies, have recently entered the market using wireless spectrum (3.5 GHz) in a similar range as ours. Winstar, an American company, recently rolled out Internet service provider services in Buenos Aires using higher bandwidth than ours. Winstar primarily plans to concentrate on large businesses. We plan to focus our efforts on small to medium size businesses if our license is restored. We believe that services on our frequencies, if the government reinstates our licenses, provide for a geographically longer-range of coverage.

         Thailand

         Pyramid Research, a research firm, indicates that there are currently at least four competitors for us in the Internet service provider market in Thailand. However, it reports that none of them have more than 30% of the market. Fixed wireless technology is not yet prevalent in Thailand providing a good potential environment for our technology.

         India

         Slow deregulation has stifled competition in the Indian Internet service provider market. The former monopoly, VSNL, still retains a significant majority of all Internet access connections. Currently, in order to provide internet access in India a company must first apply for an Internet service provider license. The Indian government has indicated that it considers Internet access a top priority and intends to increase availability of such licenses. We anticipate that our current relationship with certain Indian contacts will ultimately allow us to gain access to additional licenses and an Internet service provider license. At this point, our four major competitors are the former telephone monopoly (VSNL), Satyam Infoway, Regional Monopoly (MTNL) and Cable Satellite Network "Zee".

Acquisitions

         On December 1, 1999, we signed an agreement to acquire 51% of Infotel Argentina, S.A., the owner of wireless transmission licenses in eight of the largest cities in Argentina, including Buenos Aires. Under the agreement, we will appoint the majority of Infotel's directors and will be in charge of its management. The purchase price for Infotel Argentina S.A. consisted of $900,000 in cash and 454,545 shares of common stock. The Agreement allows us to rescind the purchase in the event that the CNC does not approve the sale of Infotel Argentina S.A. to us and receive repayment of the purchase price.

         On February 10, 2000, we signed an agreement to purchase Digital Way, S.A., a Peruvian telecommunications company. Digital Way currently owns licenses for spectrum in the 2.3 to 2.5 GHz range, and has national and international long-distance concessions as well as value added licenses for services in Peru. The purchase price for Digital Way consisted of $400,000 in cash and 181,700 shares of common stock. If Digital Way offers us additional spectrum, we have an option to pay additional consideration for these. We sought and received approval for this acquisition from the Peruvian government.

         In March 2000, we signed an agreement to acquire 25% of El Salvador Telecom, S.A. de C.V. ("SalTel") a telecommunications company in El Salvador. Pursuant to the terms of the letter of intent, we paid $1,000,000 to that company as an advance payment of the purchase price. The agreement provided that the purchase was conditioned upon the company's acquisition of certain licenses and the occurrence of certain other conditions which have not been met. As a result we sought the return of the $1,000,000 payment. To date the company has returned $750,000 and has agreed to return the remaining $250,000 by January 1, 2001. The remaining $250,000 owed is secured by a guarantee from Lafise Bank Limited.

Regulation

         We intend to offer our services exclusively over licensed frequencies in each of the countries in which we operate. In the United States, our frequencies are licensed by the Federal Communications Commission. In Argentina, by the Comision Nacional de Comunicaciones. In Peru by the Telecommunications Concessions Department of the Ministry of Transport, Communciations, Housing and Construction. We are either applying directly for licenses in some countries or applying jointly with local partners in other countries. Some countries require, for example, domestic control of any entity licensed to use radio frequency within their territory.

         Within the United States, we operate under licenses issued by the FCC. These licenses are issued in the 2.5 GHz frequency range and can be revoked if the licensee or its assignee is in violation of any of the operation provisions under the license. The licenses are issued in the United States for a fixed time period and can be renewed. Yearly reports are required to be filed with the FCC to establish that the licensee or its assignee is complying with the requirements of the license.

         Outside the United States, rules and regulations are quite varied. In Argentina, the proposed frequencies for licenses are between 2.4 GHz and 2.6 GHz and are granted by the CNC. Licenses are granted for periods of 10 years, but may be extended for lengthier periods at the discretion of the CNC. In Peru, frequencies for licenses are also between 2.4 GHz and 2.6 GHz and are granted for periods of 20 years. As in the United States, licenses may be revoked if the licensee violates any of the license provisions. There are significant differences in the clarity of regulations as well as in the consistency of their enforcement by the regulatory authorities abroad, and changes in governments may result in substantial changes in the enforcement of regulations. For example, in September 2000, the government of Argentina revoked licenses for lower transmission frequencies, those ranging between 2.5 and 4.0 Gigahertz or GHz for all communication carriers, including those of the Company's subsidiary, Infotel Argentina, S.A. Although we have resubmitted the necessary paperwork to obtain licenses in Argentina, it is unclear at this point whether the government will decide whether to reissue the licenses. A denial of our most recent application or a significant delay in consideration of our application could either prevent us from conducting our planned operations in Argentina or materially adversely affect our ability to do so.

         In addition to these laws, our business operations also make us subject to laws pertaining to transmitters of information over the Internet. The law relating to liability of Internet service providers and online service providers for information carried on or disseminated through their networks is currently unsettled. A number of lawsuits have sought to impose liability for defamatory speech and indecent materials. A recent federal statute seeks to impose liability, in some circumstances, for transmission of obscene or indecent materials. In one case, a court has held that an online service provider could be found liable for defamatory matter provided through its service, on the ground that the service provider exercised active editorial control over postings to its service. Other courts have held that Internet service providers and online service providers may, under certain circumstances, be subject to damages for copying or distributing copyrighted materials. The Telecommunications Act of 1996 prohibits, and imposes criminal penalties and civil liability for using, an interactive computer service for transmitting indecent or obscene communications. Although we intend to conduct our operations in a manner which reduces the risk of liability under these laws, we cannot assure you that we will avoid liability entirely under these laws.

Patents/Intellectual Property

         We recently received a patent from the United States Patent and Trademark Office for our distributed wireless call processing system, which has been issued patent number 6,055,429. We do not have other patents pending pertaining to other technologies.

         We currently use the service mark "World Wide Wireless Communications", however, this particular name is currently not protected by any trademark or copyright protection. We have applied to register the service mark consisting of both the name itself and a design logo with the United States Patent and Trademark Office. We are currently considering changing our corporate name from World Wide Wireless Communications, Inc. to another name.

Employees

         As of December 21, 2000, we had a total of 8 full time employees at our headquarters in Oakland, CA and an additional 26 full time employees in the office of our subsidiaries.

         Our employees do not belong to a union and we are not subject to any collective bargaining agreements. We believe that our relationship with our employees is good.

Risks Related to Our Business

We will require substantial additional capital in the short term to remain a going concern

         We will require substantial short term outside investment on a continuing basis to finance our current operations and capital expenditures as well as the acquisition of additional spectrum and licenses. Our revenues for the foreseeable future may not be sufficient to attain profitability. In the two years since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2000 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We may not be able to obtain permission to use two-way transmission for our wireless service, thereby making our services significantly less attractive to potential customers.

         We believe that it is important for us to obtain the right to conduct two-way transmissions through the radio transmission frequencies for which we acquire licenses. None of our present channel leases in the United States allow for two-way transmissions. Permission to conduct two-way transmissions must be obtained from the Federal Communications Commission, and the rules of the FCC require that we file applications with the FCC to receive permission to conduct two-way transmissions through these frequencies. In August, we filed six applications for permission to conduct two way transmissions with the FCC for the areas of Vail and Aspen,

Colorado, Grand Rapids, Michigan, Key West, Florida, Pierre, South Dakota and Ukiah, California, that are currently pending. We cannot be certain that the licenses will be granted. The application process required us to engineer a network configuration and channel-use plan for these frequencies in each market where we intend to launch a two-way system. The applications must meet FCC interference protection rules or contain the consent of other licensees in these markets and adjacent markets. We cannot be certain that:

         o We will be able to complete the necessary processes to enable us to complete two-way applications for each of our markets.

         o We will be able to obtain the necessary cooperation and consents from licensees in our markets or adjacent markets to enable us to use our spectrum for two-way communication services.

         o        The FCC will approve our applications.

         If we do not receive the required consents from the FCC and other licensees within a market, or we are not able to design a two-way system that will meet the FCC's interference protection rules, we will be unable to obtain authorization to implement a two-way system in that market. If we are unable to obtain this authorization, we might be forced to operate our service as a one-way transmission service, which we believe would make our Internet access services significantly less attractive to prospective customers than two-way transmission services.

We are subject to other substantial governmental regulations that could adversely affect our business

         Our services are subject to current regulations of the FCC with respect to the use of our wireless access. We are required to use and maintain our licenses for certain frequencies and file reports with the FCC. If we fail to comply with these requirements, we may lose our licenses to operate such frequencies. The loss of licenses to operate our frequencies could lead to interruption of our wireless access services and materially adversely affect our business. For example, we currently have applications pending in Aspen and Vail, Colorado, Grand Rapids, Michigan, Key West, Florida, Pierre, South Dakota and Ukiah, California. Our ability to provide two way broadcasting authority in any of those markets depends on obtaining the necessary license from the FCC.

         In addition, changes in the regulatory environment relating to Internet access could affect the prices at which we may sell our services. These include regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the regional Bell operating companies or other telecommunications companies. For example, regulations recently adopted by the FCC are intended to subsidize Internet connectivity rates for schools and libraries, which could affect demand for our services. The FCC has also stated its intention to consider whether to regulate certain transmission services over the Internet as "telecommunications," even though Internet access itself would not be regulated. Additionally, a number of state and local government officials have also asserted the right or indicated a willingness to impose taxes on Internet-related services, including sales, use and access taxes. We cannot predict the impact that future laws and regulations may have on our business.

Our new distributed wireless call processing system technology is unproven and may not function as anticipated

         Our distributed wireless call processing system technology remains in the development phase and we have not yet developed a fully functional prototype of that technology. We cannot be certain when we will be able to complete development of that system and whether that system will work in the manner anticipated when development is completed. Furthermore, we cannot be certain whether the system will receive substantial market acceptance assuming that it is developed. For these reasons, although we believe that our distributed wireless call process system is promising, an investor should not assume that the system will be available or will contribute positively to our business prospects or financial condition.

We are subject to the requirements that we receive regulatory approvals from those countries in which we do business, the delay or denial of which can reduce our revenues and adversely affect our foreign operations

         We anticipate that a substantial percentage of our revenues will be derived from operations outside of the United States. Our reliance on international operations to obtain consents of local regulatory authorities, some of which may significantly delay or deny permitting us to operate in those jurisdiction, might inhibit our efforts in certain markets. For example, we will not be able to generate revenues from our operations in Argentina until such time as the governmental regulatory authority, the CNC, reinstates our subsidiary's license. In early 2000, the government of Argentina announced that it was placing a freeze on all license transfer applications, which has effectively delayed consideration of our application. In September 2000, the government of Argentina revoked licenses for certain lower transmission frequencies, for all communication carriers, including those of the Company's subsidiary, Infotel Argentina, S.A. Although we have resubmitted the necessary paperwork to reinstate licenses in Argentina, it is unclear at this point when the licenses will be reissued. A denial of our most recent application or a significant delay in consideration of our application could either prevent us from conducting our planned operations in Argentina or materially adversely affect our ability to do so. Our prospective operations in other jurisdictions are also subject to receipt of government approval, which we cannot ensure that we will receive.

Problems with telecommunications infrastructure in countries in which we do business may substantially limit the effectiveness of our Internet services, thereby making those services less attractive

         The Internet access services we intend to conduct will require that there be a modern telecommunications infrastructure which allows for the fast and efficient transfer of data from the source of the data to the transmission towers we lease. Some of the countries in which we may conduct business lack the high speed cable or fiber optic wiring systems which may be necessary for high speed data transmission and in many of those countries it is not economically viable to install that infrastructure. This may limit our ability to provide high-speed Internet services efficiently, thereby making our services in those countries less attractive.

Because we operate internationally, our operations are subject to unexpected political changes, changes in legal requirements and fluctuations in exchange rates, all of which may substantially increase our operating costs or make it difficult to do business there

         In addition to these international risks, we are also subject to the following risks in connection with our international operations that may substantially reduce our revenues, increase our operating and capital expenses, and otherwise materially affect our ability to conduct business:

         o unexpected changes in regulatory requirements, taxes, trade laws and tariffs, which can substantially increase the costs of doing business in other jurisdictions;

         o changes in a specific country's or region's political or economic conditions which may make it difficult or impossible to conduct business there;

         o lack of clear rules and regulations governing the issuance of licenses and standards for their operation; and

         o        fluctuating exchange rates.

         By way of illustration, in order to provide our high-speed fixed wireless internet services in Thailand we are required to obtain an internet service provider license. Currently, the country is considering major revisions to the kingdom's telecommunications and Internet laws that may inhibit our ability in the future to obtain or maintain an Internet service provider license. Although we intend to pursue such a license, there can be no assurance that we will obtain the desired license or that the license will not be subsequently revoked due to further changes in the regulatory requirements. We cannot assure you that we will be able to conduct our operations profitably in these jurisdictions in view of these risks and cannot quantify the impact which these risks may have on our operations.

We are inexperienced in operating a business internationally, which could cause us to fail to develop our international operations successfully

         We intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our products and services abroad. There is a risk that we will not be able to expand due to this inexperience. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. This could be reflected in a loss in your investment.

If we do not develop system features in response to customer requirements, customers may not wish to use our services, which would seriously harm our business

         The broadband wireless access industry is rapidly evolving and is subject to technological change and innovation. These changes are requiring that providers of broadband services adopt new technologies quickly or modify existing technologies to maintain service and market products. Compliance with these changes may cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner or market our products, which could seriously harm our business.

We are dependent on the services of key individuals and the loss of any of these individuals could significantly effect our ability to operate our business

         Our development and success is significantly dependent upon Douglas P. Haffer, Chairman, President and Chief Executive Officer; Wayne Caldwell, Vice President and Counsel; and Dana Miller, Vice President of Licensing and Systems Expansion. We do not currently have key man insurance for any of these officers. Any loss of the services of these members of our senior management personnel could seriously harm our business.

We may be unable to protect our intellectual property rights

         Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. We have received one patent from the United States Patent and Trademark Office pertaining to the distributed wireless call processing system and may file for additional patents in the future. However, our patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of our products or design around our patents, and the patents may not provide us competitive advantages. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

         We have not yet sought patent protection for the distributed wireless call processing system in any country other than the United States, nor have we sought to register our trademarks in those countries in which we currently do or intend to do business. The laws of other countries vary with respect to intellectual property protection, and some jurisdictions may provide substantially less protection than those of the United States. As a consequence, our ability to protect our intellectual property and prevent competitors from using our intellectual property may be much more limited.

We may not be able to obtain shareholder approval to increase the number of authorized shares of common stock thereby making it difficult to distribute additional shares to future purchasers

         As of November 30, 2000, we had 88,332,644 shares of common stock outstanding and have reserved for issuance an additional 9,324,917 shares. We have 100,000,000 shares currently authorized for issuance. We plan to have a shareholder's meeting in order to authorize more stock, however, we can make no assurances that the shareholder's will approve such action. We intend to explore other alternatives in an effort to increase the number of authorized shares, but at this point it is unclear whether additional shares will exist in the near future. We are required to receive shareholder approval to increase our common stock reserve by March 1, 2001 under a recent amendment to the securities purchase agreement signed with the selling shareholders herein.

Forward Looking Statements

         This Form 10-KSB contains forward-looking statements. We intend to identify forward-looking statements in this prospectus using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," or similar statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the Risk Factors section. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus.

Item 2.  Description of Property

         We own no real estate, and all of our locations are leased from independent third parties as follows:

Location                             Footage          Lease Expiration
--------                             -------          ----------------
520 Third Street                       6000           June 4, 2004
Oakland, CA  94607

2962 Treat Boulevard                   1680           April 30, 2000 (month to
Suite C                                               month thereafter)
Concord, CA  94518

Esmeralda 684, 10th Floor              1500           December 31, 2003
Buenos Aires, Argentina

285 Los Rosales 4th Floor            4350.34          May 1, 2010
San Isidro                            57.33
Lima, Peru                            40.99
(consists of three offices
in the same building)

         Our business headquarters is located at 520 Third Street, Oakland, California, 94607. We also have offices located in Concord, California and Buenos Aires, Argentina. Our office space at One Post Street, San Francisco, was leased on a month-to-month basis. We vacated these offices on August 31, 1999. The actual rent paid, for the fiscal year ended September 30, 1999, was $22,341.

         In April 1999, we entered into a 5-year lease for approximately 6,000 square feet of office space in Jack London Square, Oakland, California. The lease commenced on June 5, 1999. The triple net rental agreement is for $10,038 per month during the first year. The lease provides for an annual increase based on the indexed cost of living adjustments. Additionally, the lease provides for the landlord's participation in partial reimbursement over the terms of the lease to us for leasehold improvements for which we pay. We began to occupy this space on September 1, 1999. The minimum annual rent is $120,456 for the fiscal years ended September 30, 2000, 2001, 2002 and 2003, and $81,642 for the period October 1, 2003 to June 4, 2004.

         We also entered into a lease for office space to operate its network operation center at 2962 Treat Boulevard, Suite C, in Concord, California 94518. The triple net rental agreement is for $1,890 per month. The lease provides for an annual increase based on the indexed cost of living adjustments. Additionally, the lease provides for the landlord's participation in partial reimbursement over the terms of the lease to us for leasehold improvements we make. We commenced occupation of this 1680 square foot space on May 1, 1997. The lease expired on April 30, 2000. We are now occupying the premises on a month-to-month basis.

         We have lease space by virtue of our acquisition of Infotel Argentina. The lease is for approximately 1,500 square feet and is leased on a month-to-month basis. The monthly rent is approximately $2,000 per month. The lease started on January 1, 1999 and expires on December 31, 2003.

         We have leased space in Peru by virtue of our acquisition of Digital Way. The lease is for three office spaces within the same building approximately 4,350, 57.53 and 40.99 square feet respectively and is due to expire May 1, 2010. The monthly rent is approximately $4,444.06 per month with a nominal annual increase.

Item 3.  Legal Matters

         On August 26, 1999, we filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1.60 per share of unregistered, restricted shares of our common stock. Credit Bancorp's receiver has agreed to convert principal and accrued interest owing on the debenture into 482,734 shares of our common stock.

         The Securities and Exchange Commission commenced an informal inquiry on the Company in August, 2000. We have voluntarily complied with their requests for information and we intend to fully cooperate with the inquiry.

         In December 1999, we entered into an amended lease agreement regarding a lease for the license covering Concord, California and the surrounding area. We have recently received a Notice of Default from the lessor. The Notice of Default is based on a requirement in the amended agreement that the balance of the purchase price for the assignment of the license be paid by December 1, 2000. Our management has been advised by counsel, that payment of the balance of the purchase price prior to the FCC's consent to the assignment of the license may constitute a premature assignment in violation of the FCC's rules. The assignment application has not been filed with the FCC for the FCC to make a definitive ruling on this issue. At this point, no formal legal action has been taken by the Lessor.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our company's common stock has been traded on the OTC Bulletin Board under the symbol "WLGS". The average high and low bid prices, as reported by the OTC Bulletin Board are as follows:

----------------------- ---------------------- --------------------
Quarter End             Low Bid                High Bid
----------------------- ---------------------- --------------------
9/30/98                 0.11                   0.60
----------------------- ---------------------- --------------------
12/31/98                0.09                   0.51
----------------------- ---------------------- --------------------
3/31/99                 0.12                   0.51
----------------------- ---------------------- --------------------
6/30/98                 0.25                   3.99
----------------------- ---------------------- --------------------
9/30/99                 0.875                  1.73
----------------------- ---------------------- --------------------
12/31/99                0.62                   2.01
----------------------- ---------------------- --------------------
3/31/00                 1.06                   7.78
----------------------- ---------------------- --------------------
6/30/00                 1.45                   5.31
----------------------- ---------------------- --------------------
9/30/00                 0.78                   3.065
----------------------- ---------------------- --------------------

         The quotations provided above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Since our shares began trading on the OTC Bulletin Board in 1997, the prices for our shares have fluctuated widely. There may be many factors which may explain these variations, but we believe that the following are some of these factors:

         o        the demand for our common stock;

         o        the number of market makers for our common stock;

         o developments in the market for broadband Internet access and wireless transmission in particular; and

         o        changes in the performance of the stock market in general.

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many telecommunications, Internet and emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies. Companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and results of operations. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the stock price.

         There are approximately 269 holders of record of our common stock as of November 30, 2000.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called penny stocks to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, and obtain the written consent of the purchaser to the sale prior to consummating the sale and is generally prohibited from making cold-calls or other unsolicited inquiries to purchasers without complying with these rules. These rules may adversely affect the ability of broker-dealers and others to sell our shares or to sell shares in the secondary market.

No cash dividends have been declared to date on our company's common stock. We expect that all earnings, if any, will be retained to finance the growth of our company and that no cash dividends will be paid for the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Statements and Results of Operations

         The following should be read in conjunction with the "Risk Factors" and the "Financial Statements" and the Notes thereto.

         Results of Operations

         We did not generate any revenues by providing wireless internet services during fiscal 1999 and we generated only approximately $524,000 in 2000, none of which was from Internet-related sources. We did not have enough subscribers in either period to generate revenues sufficient to cover our operating expenses which totaled $2,383,330 and $8,565,788 respectively, in fiscal 1999 and 2000. Our operating expenses included service costs, programming and license fees, general and administrative expenses, and certain acquisition expenses resulting from acquiring spectrum. Our expenses increased substantially in 2000 over those in 1999 as we substantially increased the scope of our business operations during that period.

         Liquidity and Capital Resources

         As of September 30th, 2000 our total working capital was $2,403,009. During 1999 and 2000, we experienced continuing cash shortages due to an insufficient subscriber base. The resulting cash shortages rendered us unable to advertise and aggressively promote our services. Because we have not received sufficient revenues from operations and do not anticipate receiving sufficient revenues for the next 12 months from operations, we will need to obtain substantial funding from external sources over the next twelve months to finance our current operations.

         Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2000 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time.

         In order to finance our working capital requirements, we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         During the fiscal years ended September 30, 2000 and 1999, we received equity investment of $6,652,699 and $2,614,074, respectively. This investment was in the form of issuance of our common stock and /or debentures in various private placements. We have obtained financing primarily from the following sources, and believe that our primary source of financing during the next 12 months will come from similar sources.

         In October 1999, we received financing of $740,000 from Credit Bancorp, a Netherlands Antilles company, in the form of a convertible subordinated debenture. Under the terms of the debenture, we are to pay

Credit Bancorp interest at a rate of 7% per annum over a period of three years. Principal and accrued interest is convertible into common stock at the option of Credit Bancorp. Credit Bancorp has notified us that it wants to convert the debentures into common stock. As of December 11, 2000, we have not issued the securities.

         On April 14, 2000, we entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures and preferred stock, all of which are described below. Pursuant to the Securities Purchase Agreement, these investors purchased 760,000 shares of common stock, warrants to purchase 3,600,000 shares of common stock and subordinated debentures with a principal amount of $3,280,000 for a total price of $4,800,000.

         On August 10, 2000, we agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, we issued an additional 1,368,000 shares of common stock to the investors, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. We also agreed to change the floor price to $1.00 for the period between August 10, 2000 and October 14, 2000, $0.64 from the period between October 14, 2000 and April 14, 2001, and zero thereafter. Notwithstanding these changes, under this amendment if our revenues for fiscal year 2000 fall below $13.5 million than the floor price will be zero as of April 1, 2001. Furthermore, the exercise price of the warrants to purchase our shares was changed to $2.00.

         On November 15, 2000, the investors agreed to modify the transaction documents in accordance with our request and agreed to waive any breach of the original Securities Purchase Agreement and the first amendment by us which occurred prior to the closing date of this Second Amendment. In consideration for these concessions, we agreed to increase the principal amount of the debentures held by the investors to $6,720,000 and to issue 3,996,113 additional restricted shares of common stock to the investors. The investors have returned to the company 760,000 previously issued shares of common stock in exchange for the issuance of new debenture certificates reflecting the increase in the principal amount.

         Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to the lesser of $.64 and an amount equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. At no time shall the conversion price be below the floor price. The floor prices is $.64 for the period between October 1, 2000 and October 14, 2000, $.50 for the period between October 14, 2000 and September 1, 2001 and zero thereafter. However, if our aggregate revenue for the last three quarters of the year 2000 and the first quarter of year 2001 is less than $13.5 million then as of May 14, 2001 the floor price shall be zero.

         The Second Amendment requires that a registration statement be filed by December 15, 2000 and must be made effective by May 15, 2001. A registration statement was filed with the SEC on December 15, 2000. As part of the amended agreement, the investors waived any previous breach by us of the Registration Rights Agreement or of the original Securities Purchase Agreement. We also agreed to hold a shareholders' meeting no later than March 1, 2001 to increase our common stock reserve.

         Plan of Operations

         We are considering alternatives to our present business strategy, which include, but are not limited to modifications of our business plan and the possible sale or licensing of certain assets. Specific components of the modified new business plan could include a significant reduction in our selling, general and administrative expenses, additional equity investment, recapitalization and additions to the current management of the company. We cannot provide assurance that implementing the modified business plan, even with the successful execution of all the components of the new plan, will lead the company to profitability.

         Due to the substantial operating losses we incurred during the fiscal year ended September 30, 2000 and the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the company to continue to operate its business.

         As of December 11, 2000, we were current on our normal operating payables except for one trade payable where we currently owe approximately $2,000,000.

         During the next 12 months we intend to initiate and expand licensed operations in Ukiah, California, South Bend, Indiana, Grand Rapids, Michigan, Vail and Aspen, Colorado, Key West, Florida and Pierre, South Dakota. Internationally, we intend to focus primarily in Peru, India, and Thailand, and Argentina assuming that our licenses are restored. We anticipate that our expansion will involve the purchase of significant equipment in these markets and estimate that the expenditure will be approximately $15,000,000 to $25,000,000. We currently have 8 full-time employees at our headquarters office and approximately 26 additional full time employees in the offices of our subsidiaries. We anticipate hiring more employees as we enter new markets. Based on our current plans, we anticipate that the number of our employees will at least double during the next 12 months.

Inflation

         Inflation does not currently affect our operations, and we do not expect inflation to affect them in the foreseeable future.


Item 7.  Financial Statements

The selected financial data presented below for the years ended September 30, 2000 and September 30, 1999 were derived from the consolidated financial statements of the Company, which were audited by Rueben E. Price & Co., independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

                                                                          Page
Independent Auditor's Report                                               F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Income                                          F-4

Consolidated Statements of Changes in Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure required to be reported under this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Our executive officers and directors and their ages as of December 15 , 2000 are as follows:

Name                       Age   Position                  Period of Service
----                       ---   --------                  -----------------
Douglas P. Haffer.......   52    Chairman of the Board,    April 1998 to present
                                 CEO and CFO
Wayne Caldwell..........   49    Director, Vice President  Vice President:
                                 and Secretary             November 1999 to
                                                           present
                                                           Secretary:  December
                                                           1999 to present
                                                           Director:  January
                                                           2000 to present
Dana Miller.............   39    Vice President            May 1998 to present
Ramsey Sweis............   35    Director                  May 1998 to present
Robert Klein............   52    Director                  May 1998 to present
Mohammad Ali Guidfar *..   40    Director                  August 2000 to
                                                           present
*Effective December 15, 2000, Mr. Guidfar resigned from the Board of Directors.

         Douglas P. Haffer has practiced law in San Francisco, Beverly Hills, and Washington D.C. for twenty-five years. During that time he served as general counsel and/or vice president, and on the Board of Directors, of several corporations, including Commercial Bank of San Francisco, Aca Joe Inc., Finet Holdings Corporation, Worldwide Wireless Inc. and Uniprise Systems, Incorporated. His legal practice concentrated primarily on providing legal counseling to small or start-up businesses. In addition, a significant part of his practice contained an international aspect involving foreign investors seeking investment platforms in the United States. Mr. Haffer attended the University of Wisconsin, Madison from 1965 to 1969 where he received his Bachelor of Arts degree with honors with a major in Latin American history, and was elected to Phi Beta Kappa. He then attended the Harvard Law School from which he graduated in 1972 with a Juris Doctor degree. Mr. Haffer lived in Latin America for seven years and reads, writes and speaks Spanish fluently. He has been a lecturer and adjunct professor of law at the University of San Francisco Law School and at the Law School at the University of California at Davis.

         Wayne Caldwell has served as our Vice President and Counsel since November 1999. Prior to joining World Wide Wireless Communications, Inc., Mr. Caldwell was in private practice for two decades specializing in business and regulatory law. Mr. Caldwell is a graduate of Stanford University in economics and received his law degree from the University of San Francisco.

         Dana Miller was Director of Licensing and Acquisitions for National Micro-Vision Systems, Inc. from 1995 to 1996. He worked extensively with the Federal Communications Commission and FCC legal counsel and was responsible for compliance with all FCC regulations. Mr. Miller also coordinated acquisitions of microwave television licenses throughout the United States. He has negotiated FCC lease agreements with educational institutions and nonprofit organizations. From 1996 to 1998 Mr. Miller was a self-employed telecommunications consultant. He is an expert in FCC license application, FCC petition, and license acquisition and maintenance. His accomplishments include resolution of a recent long-term, complex conflict between us and another national wireless firm, freeing us up to implement high-speed wireless Internet operations in the San Francisco metropolitan area.

         Ramsey Sweis has had extensive experience in management and in the product design industry. He has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation. In connection with those activities Mr. Sweis has developed designs between engineering, prototype models, tooling and vendor sources. Mr. Sweis resides in Roseville, Michigan. He currently serves as a Program Manager for Hanke Training & Design of Clawson Michigan. From 1997 to 1999 Mr. Sweis served as a designer for Computer and Engineering Services of Rochester Hills, Michigan. From 1991 to 1997, Mr. Sweis was a design leader for Megatech Engineering of Warren Michigan.

         Robert Klein's experience includes an active twenty-year career in the securities industry handling a wide range of duties including management roles and institutional trading. For the past fifteen years a major emphasis has been placed on packaging complex transactions on behalf of corporate clients resulting in the creation and sale of marketable securities. Mr. Klein has spent the past five years on public company development. Since 1993, Mr. Klein has been self-employed through Weissgeld Capital Group, Ltd, a company he founded. In the past, he served as a director for three brokerage firms, including Yorkton Securities. He is currently a director of Asdar Inc. Mr. Klein has a degree in Applied Mathematics from the University of Waterloo, and an FCSI designation from the Canadian Securities Institute.

         Mohammad Ali Guidfar has been with the Abdul Latif Jameel Group ("ALJ") for over thirteen years, serving as the General Manager of ALJ's wholly owned Lebanese subsidiary Hartwell Middle East while at the same time holding the position of President and General Director of Jameel SAM of Monaco. ALJ is currently the largest privately owned company in Saudi Arabia. As Director of Jameel SAM, Mr. Guidfar has lead the company in its real estate, shipping and construction ventures. Recently, Mr. Guidfar was one of the select members of the "International Business Strategy Committee" at the ALJ's world headquarters in Jeddah, Saudi Arabia. Mr. Guidfar received his Bachelor of Science in Law at the University of Nice in 1982.

Director Compensation

         Directors receive no compensation for serving as directors, except that:

         o Mr. Sweis received options to purchase 250,000 shares of common stock on October 22, 1998, at an exercise price of $0.095 per share. All of Mr. Sweis' options vested immediately upon the date of grant. The expiration date for Mr. Sweis to exercise the options is October 21, 2003. To date, Mr. Sweis has not exercised any options for shares of common stock.

         o Mr. Klein received options to purchase 250,000 shares of common stock on October 22, 1998, at an exercise price of $0.095 per share. All of Mr. Klein's options vested immediately upon the date of grant. The expiration date for Mr. Klein to exercise the options is October 21, 2003. To date, Mr. Klein has not exercised any options for shares of common stock.

         o Mr. Guidfar received options to purchase 100,000 shares of common stock in August, 2000, at an exercise price of $0.59 per share. All of Mr. Guidfar's options vested immediately upon the date of grant. The expiration date for Mr. Guidfar to exercise the options is August, 2005. To date, Mr. Guidfar has not exercised any options for shares of common stock.

Limitation of Liability and Indemnification Matters

         Our Bylaws provide that we may indemnify any director, officer, agent or employee against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon them in connection with any proceeding to which they may become involved by reason of their being or having been a director, officer, employee or agent of our Company. Moreover, our Bylaws provide that we shall have the right to purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Insofar as indemnification for liabilities arising under the Securities Act, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our company's officers and directors, and persons who own more than 10% of a registered class of our company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our company and its affiliates with the SEC and to furnish copies of these reports to our company. We believe that during fiscal year 2000, Douglas Haffer, Wayne Caldwell, Ramsey Sweis, Robert Klein and Dana Miller each filed a Form 3 late. Ramsey Sweis filed a Form 4 late. We believe that Mohammad Ali Guidfar and Worldwide Wireless Inc. have not filed the required Form 3.

Item 10. Executive Compensation

Employment Agreements

         We have entered into an employment agreement with Mr. Douglas Haffer, which provides for an initial term of three years commencing February 1, 2000 at an initial annual base salary of $230,000 plus an annual performance bonus of not less than $ 23,000. Any bonus in excess of $ 23,000 will be at the sole discretion of our Board and will not be tied to a fixed set of objective criteria. Mr. Haffer's employment agreement also contains a termination provision that requires us to pay him his annual compensation and minimum bonus amounts remaining on his three-year contract if he is terminated without cause.

         The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended December 31, 1999 by us to or for the benefit of our chief executive officer and our other executive officers whose total annual compensation for 1999 exceeded $100,000.

                                         Summary Compensation Table
                                                        Annual Compensation            Long-Term Compensation
                                                   ----------------------------------------------------------------
                                                                                                 Awards
                                                                                       ----------------------------
                                                                                       Restricted      Securities
                                                                                         Stock         Underlying
                                                                                         Awards        Options and
Name and Principal Position                         Salary                 Bonus                        Warrants
--------------------------------------------------------------------------------------------------------------------
Douglas P. Haffer                     2000         220,000                 23,000                        800,000
Chairman, CEO and CFO                 1999         106,000                 16,017                        800,000


                                                           Individual Grants
                                                 Number of     Percent of
                                                Securities      options                       Options
                                 Fiscal Year    Underlying     granted to      Exercise      Exercised
                                   Options        Options      employees        Price         as of      Expiration
                                   Granted        Granted     from 9/30/99    ($/Share)       9/30/00       Date
                                   -------        -------     ------------    ---------       -------       ----

Douglas P. Haffer.............      2000          800,000         50%           $1.62            0         2/1/05

Chairman, CEO & CFO                 1998          800,000         43%           $0.095           0        10/22/03


         In October 1998, Mr. Haffer received an option to purchase 800,000 shares of our common stock at an exercise price of $0.095 per share. All 800,000 shares vested immediately. The expiration date is 5 years from the date of grant. The grant of shares was intended to be an incentive stock option, but our shareholders never approved the plan and therefore, the options are being classified as non-statutory stock options. On February 1, 2000, Mr. Haffer received another option to purchase 800,000 shares of our common stock at an exercise price "at the lowest price permitted under our 1998 Stock Option Plan such that the grant or exercise of the options will not create a taxable event." All 800,000 shares vested immediately. The expiration date of the option is 5 years from the date of grant. The option will be treated as non-statutory stock options.

                                   Aggregated Options/ SAR Exercises at September 30, 2000
                                   -------------------------------------------------------
                                  Number of Securities Underlying      Value of Unexercised In-
                                    Unexercised Options/SARS at       the-Money Options/ SARS at
                                        September 30, 2000                September 30, 2000
                                     Exercisable/Unexercisable         Exercisable/Unexercisable

Name
Douglas P. Haffer.............               1,600,000/0                        0/0
   Chairman, CEO & CFO


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2000, by:

         o each person who is known to own beneficially more than 5% of the outstanding shares of our common stock;

         o        each of our directors; and

         o        all our directors and executive officers as a group.

         Applicable ownership is based on 88,332,644 shares of common stock outstanding as of November 30, 2000. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of November 30, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

         The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The number of shares column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of November 30, 2000. The number of options and warrants exercisable within 60 days of November 30, 2000 are listed in the shares issuable upon exercise of options or warrants column. The address of all directors and officers is care of World Wide Wireless Communications, Inc., 520 Third Street, Oakland, California, 94607.

                                                                          Shares Issuable
Name of Named Executive Officer,           Number of     Percentage       Upon Exercise of
Director, or Beneficial Owner               Shares       Ownership      Options or Warrants
-----------------------------               ------       ---------      -------------------
Douglas P. Haffer (1)                    7,341,073           8.3%           1,600,000

Wayne Caldwell (2)                       1,000,000           *              1,000,000

Ramsey Sweis (3)                           250,000           *                250,000

Robert Klein (4)                           250,000           *                250,000

Mohammad Ali Guidfar (5)*                  200,000           *                100,000

Executive Officers and Directors        10,370,073           1.2%
 shares as a Group

Worldwide Wireless, Inc. (6)           17,315,170          19.6%
C/o Lofton & Associaties
3233 East Broadway
Long Beach, CA 90803
------------------------------------------
* Less than 1%

* Effective December 15, 2000 Mr. Guidfar resigned from the Board of Directors.

(1)  The 1,600,000 shares subject to options are immediately exercisable.

(2)  The 1,000,000 shares subject to options that are immediately exercisable.

(3)  The 250,000 shares subject to options are immediately exercisable.

(4)  The 250,000 shares subject to options are immediately exercisable.

(5) We awarded him 200,000 shares in exchange for services rendered before he become a Director. The remaining shares include 100,000 shares subject to options that are immediately exercisable.

(6) We believe that Michael Lynch is a majority owner of World Wide Wireless, Inc. and TSI Technologies, Inc. Mr. Lynch is not an officer or director of our company.

Item 12. Certain Relationships And Related Transactions

         As of September 2000, other than employment agreements and stock option plans, there have been no transactions to which we were a party involving $60,000 or more and in which any director, executive officer or holder of more than five percent of our capital stock had a material interest.

Item 13. Exhibits and Reports on Form 8-K

         (a)  The exhibit list is located at the end of this report.

         (b)  We filed no Form 8-Ks during the fourth quarter.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2000.

                                      World Wide Wireless Communications, Inc.


                                      By:   /s/ DOUGLAS HAFFER
                                            ------------------
                                            Douglas P. Haffer
                                            Chief Executive Officer and Chief
                                            Financial Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on December 21, 2000:


Signature                   Title                                    Date

/s/ DOUGLAS HAFFER      Director, Chief Executive Officer,     December 21, 2000
------------------        Chief Financial Officer and
Douglas Haffer            Chairman of the Board (Principal
                          Financial and Accounting Officer)

/s/ WAYNE CALDWELL      Director, Vice President and           December 21, 2000
------------------        Secretary
Wayne Caldwell

/s/ RAMSEY SWEIS        Director                               December 21, 2000
------------------
Ramsey Sweis

                        Director                               December 21, 2000
------------------
Robert Klein

Item 14.  Exhibit List


   ITEM (601)                    DOCUMENT
   ----------                    --------
  *    3.1     Articles of Incorporation.

  *    3.2     Amendment to Articles of Incorporation

  *    3.3     Amendment to Articles of Incorporation.

  *    3.4     By-laws.

  *    4.1     Form of Certificate Evidencing shares of Common Stock of World
               Wide Wireless Communications, Inc.

  *    4.2     Convertible Unsecured Debenture for $740.000 issued by World
               Wide Wireless Communications, Inc. to Credit Bancorp.

  *    10.1    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network.

  *    10.2    South Bend MMDS Lease Agreement.

  *    10.3    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Vail, Colorado.

  *    10.4    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Aspen, Colorado

       10.5    Reserved

  *    10.6    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Grand Rapids, Michigan.

  *    10.7    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network La Grande, Oregon,

  *    10.8    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Pierre, South Dakota.
  *    10.9    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Ukiah, California.
  *    10.10   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Key West, Florida.

 ***   10.11   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Hilo, Hawaii.

 ***   10.12   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Hot Springs, Arkansas.

 ***   10.13   Supply Agreement between World Wide Wireless Communications and
               Andrew Corporation dated March 13, 2000.

  *    10.14   Stock Purchase Agreement dated November 30, 1999 Between Infotel
               Argentina S.A. and World Wide Wireless Communications, Inc.

  *    10.15   Agreement for Purchase of All Outstanding Shares of Digital Way,
               S.A. by World Wide Wireless Communications, Inc., dated February
               29, 2000.

  *    10.16   Letter of Intent dated March 22, 2000 Between SALTEL and World
               Wide Wireless Communications, Inc.

   ITEM (601)                    DOCUMENT
   ----------                    --------

  *    10.17   Security Purchase Agreement Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.18   Registration Rights Agreements Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.19   Escrow Agreement Among the Purchasers Named Therein, the
               Representative of the Purchasers and the Escrow Agent.

  *    10.20   Form of Debenture of World Wide Wireless Communications, Inc.
               with Respect to the 4% Convertible Debenture Due 2005.

  *    10.21   Form of Warrant to Purchase Shares of World Wide Communications,
               Inc. Issued in the Offering.

       10.22 Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders named therein.

 ***   10.23   Second Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders name therein.

       10.24 Agreement between World Wide Wireless Communications, Inc. and Mr. Neelam Kumar Oswal.

       10.25 Joint Venture Agreement between World Wide Wireless Communications, Inc. and World Thai Star Co. Ltd.

 **    10.26   Compromise and Settlement Agreement between World Wide Wireless
               Communications, Inc. and Corporate Solutions LLC, dated May 25,
               1999.

 ***   10.27   Written Agreement between Jorge Emilio Zedan and World Wide
               Wireless Communications, Inc.
 ***   10.28   Employment Agreement between Douglas Haffer and World Wide
               Wireless Communications, Inc.
 ***   10.29   World Wide Communications, Inc. Incentive Stock Option Plan

  *    21.1    Subsidiaries

       27.1    Financial Data Schedule.


           * Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

          ** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on June 30, 2000.

         *** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on December 15, 2000.

Index to Consolidated financial statements




Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations and Comprehensive Income...............F-4

Statements of Shareholders' Equity...........................................F-5

Consolidated Statements of Cash Flows........................................F-6

The accompanying notes are an integral part of these financial statements....F-6

Notes to Consolidated Financial Statements...................................F-7

                          Independent Auditor's Report


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
World Wide Wireless Communications, Inc.

          We have audited the accompanying consolidated balance sheet of World Wide Wireless Communications, Inc., as of September 30, 2000, and the related consolidated statements of operations, consolidated statements of cash flows, and statement of stockholders' equity for the years ended September 30, 2000 and 1999. We did not audit the balance sheet and related statement of income, cash flows and shareholders equity of Infotel Argentina and Digital Way. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for Infotel Argentina and Digital Way, is based solely upon the reports of the other auditors. Infotel Argentina was purchased on December 31, 1999 and Digital Way was purchased on February 29, 2000, in transactions accounted for as purchases. The financial statements of the newly acquired subsidiaries are included in the consolidated financial statements of World Wide Wireless Communications, Inc. and reflect total assets of 5% for Infotel Argentina and 5% for Digital Way for the year ended September 30, 2000. These financial statements are the responsibility of World Wide Wireless Communications, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Wide Wireless Communications, Inc. as of September 30, 2000 and the consolidated results of its operations, cash flows, and stockholder's equity for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles of the United States.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses that raises substantial doubt about its ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reuben E. Price & Co.
December 13, 2000

                    World Wide Wireless Communications, Inc.
                           Consolidated Balance Sheet

                                     Assets

Current Assets:                                               September 30, 2000
     Cash and cash equivalents                                   $  3,111,150
     Refund receivable                                                500,000
     Inventory                                                        750,458
     Prepaid and other                                                402,950
                                                                 ------------

        Total Current Assets                                        4,764,558
                                                                 ------------

Frequency licenses                                                  1,175,067
                                                                 ------------

Option on frequency licenses                                          500,000
                                                                 ------------
Deposits in Acquisition                                               395,012
                                                                 ------------
Fixed Assets:
    Equipment                                                       2,466,736
    Furniture and fixtures                                             91,938
    Leasehold improvements                                            424,710
    Less: Accumulated depreciation and amortization                  (176,234)

         Total Fixed Assets                                         2,807,150
                                                                 ------------

Other Assets                                                           61,775
                                                                 ------------

        Total Assets                                             $  9,703,562
                                                                 ============

        Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                            $  1,645,829
     Accrued expenses                                                 715,720
                                                                 ------------

           Total Current Liabilities                                2,361,549

Convertible debentures                                              5,227,678
                                                                 ------------


        Total Liabilities                                           7,589,227
                                                                 ------------
Commitments and Contingencies                                               -
Minority interest                                                     115,150
                                                                 ------------
Stockholders' Equity:
     Common stock, par value $ .001 per share,
        100,000,000 shares authorized,
        86,264,163 issued and outstanding                              86,264
     Additional paid-in capital                                    17,069,330
     Accumulated deficit                                          (15,155,249)
     Other comprehensive income (loss)                                 (1,160)
                                                                 ------------
       Total Stockholders' Equity                                   1,999,185
                                                                 ------------
           Total Liabilities  and Stockholders' Equity           $  9,703,562
                                                                 ============


The accompanying notes are an integral part of these financial statements.

                     World Wide Wireless Communications Inc.
         Consolidated Statements of Operations and Comprehensive Income

                                        For the Year Ended       For the Year
                                        September 30, 2000          Ended
                                                              September 30, 1999

Revenue                                    $    524,245          $
Cost of revenue                                 336,716
                                           ------------          -----------
      Gross profit                              187,529
                                           ------------          -----------

Operating Expenses
      General and administrative              7,065,788            2,383,330
      Impairment Loss                         1,500,000
                                           ------------          -----------

          Total Operating Expenses           (8,565,788)          (2,383,330)
                                           ------------          -----------

Operating (Loss)                             (8,378,259)          (2,383,330)
                                           ------------          -----------

Other Income (Expense)
      Interest income                            52,857                  -
      Interest (expense)                        (70,706)                 -
                                           ------------          -----------
          Total Other (Expense)                 (17,849)
                                           ------------          -----------
Net Loss                                     (8,396,108)          (2,383,330)
                                           ------------          -----------

Other Comprehensive Income (Loss)
      Foreign currency translation               (1,160)
                                           ------------          -----------
          Total Other Comprehensive
            Income (Loss)                        (1,160)
                                           ------------          -----------

Total Comprehensive Income (Loss)            (8,397,268)           (2,383,330)
                                           ============          ============

Loss Per Share (Basic and Diluted)         $      (0.10)         $      (0.04)
                                           ============          =============

Basic and Diluted Weighted Average
  Shares Outstanding                         81,656,614            56,113,645
                                           ============          ============


The accompanying notes are an integral part of these financial statements.

                    World Wide Wireless Communications, Inc.
                      Consolidated Statements of Cash Flows

                                             For the Year        For the Year
                                                Ended               Ended
                                          September 30, 2000  September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

   Total Comprehensive Income (Loss)         $ (8,397,268)       $ (2,383,330)
   Adjustments to reconcile net loss
    from operations to net cash used
    by operating activities:
      Common stock issued for services          1,142,445             615,996
      Impairment loss                            1,500,00
      Depreciation and amortization
       expense                                    164,450              13,506
   Changes in operating assets and
    liabilities:
      (Increase) in inventory                    (750,458)
      (Increase) in prepaid and other            (336,560)            (62,740)
      (Increase) in other assets                   (5,742)            (20,077)
      Increase in accounts payable, trade       1,645,829
      Increase in accrued expenses                224,251               4,321
                                             ------------        -------------
      Net Cash (Used) by Operating
       Activities                              (4,813,053)          (1,832,324)
                                             ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of fixed assets                 (2,531,850)            (336,384)
      Refund receivable                          (500,000)
      Deposits in acquisition                    (395,012)
      Acquisition of frequency licenses        (1,175,067)
      Acquisition of intangible assets            (41,327)
      Acquisition of option on
       frequency licenses                              -              (500,000)
                                             ------------        -------------
      Net Cash (Used) by Investing
       Activities                              (4,643,256)            (836,384)
                                             ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures         5,639,678              328,000
   Proceeds from issuance of common stock       6,652,699            2,614,074
                                             ------------        -------------
      Net Cash Provided by Financing
       Activities                              12,292,377            2,942,074
                                             ------------        -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS       2,836,068              273,366

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        275,082                1,716
                                             ------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  3,111,150         $    275,082
                                             ------------        -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
       Interest paid                         $          -        $           -
       Income taxes paid                     $          -        $           -
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
   Interest accrued on debentures, added
    to the principal of the debentures       $     27,678        $           -
   Debentures converted to capital stock     $    740,000        $           -
   Capital stock issued in acquisition
    of subsidiaries                          $  1,500,000        $           -


The accompanying notes are an integral part of these financial statements

                                       World Wide Wireless Communications, Inc.
                                          Statements of Shareholders' Equity


                                                     Common Stock

                                                                                          Accumulated
                                                           Additional                        Other
                                                             Paid-in      Accumulated    Comprehensive      Total
                                    Shares       Amount      Capital        Deficit          Income         Equity
                                  ----------   ---------   -----------   -------------   -------------   ------------
Balance, September 30, 1998       47,341,993   $  47,342   $ 3,843,038   $ (4,375,811)     $      -         (485,431)

Common stock issued in
    private placement between
    $0.05 and $0.435 per share    19,303,950      19,304     2,594,770                                     2,614,074

Common stock issued for
    services                       4,538,000       4,538       611,458                                       615,996

Net loss for the fiscal year
    ended, September 30, 1999                                              (2,383,330)                    (2,383,330)
                                  ----------   ---------   -----------   ------------       --------      -----------
Balance, September 30, 1999       71,183,943      71,184     7,049,266     (6,759,141)            -          361,309

Common stock issued in
    private Placement between
    $0.25 and $6.125 per share    11,548,745      11,549     6,641,150                                     6,652,699

Common stock issued in
    Conversion of debentures
    at $0.625 per share              462,500         462       739,538                                       740,000

Common stock issued for
    services                       2,433,330       2,433     1,140,012                                     1,142,445

Common stock issued for
    acquisition of
    subsidiaries                     635,645         636     1,499,364                                     1,500,000

Net loss for the fiscal year
    ended, September 30, 2000                                              (8,396,108)                   (8,396,108)

Other comprehensive income:

Foreign currency adjustment                                                                   (1,160)        (1,160)
                                  ----------   ---------   -----------   ------------       --------     -----------

Balance, September 30, 2000       86,264,163   $  86,264   $17,069,330   $(15,155,249)      $ (1,160)    $ 1,999,185
                                  ==========   =========   ===========   ============       ========     ===========


The accompanying notes are an integral part of these financial statements.

                   Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The consolidated financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) and its subsidiaries, Infotel Argentina, S.A. (Argentina) and Digital Way, S.A. (Peru). The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally. The Company also plans to license its Distributed Wireless Call Processing System technology.

Consolidated Financial Statements

     The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries are Infotel Argentina, S.A. of Argentina and Digital Way S.A. of Peru.

Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federal insured limits. The Company has never experienced any loss, and believes its credit risk to be limited.

Inventory

     Inventory is entirely made up of equipment intended to be sold to customers as part of the Company's fixed wireless internet services. Inventory is valued at the lower of cost or market.

Operating Intangible Assets

     The frequency licenses are not yet placed in service and consequently are not being amortized.

Fixed Assets

     Furniture, fixtures and equipment are depreciated over their useful lives of 5 to 10 years, using the straight-line method of depreciation. Leasehold improvements are amortized over a 5-year period that coincides with the initial period of the lease, using the straight-line method of amortization. Amortizable intangibles, consisting primarily of software, are amortized over a two year period.

Long-Lived Assets

     The Company reviews its long-lived assets on a quarterly basis to determine any impairment in accordance with Statement of Financial Accounting Standards No. 121.

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

Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The company has three geographic reportable operating segments: United States, Peru, and Argentina. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

Comprehensive Income and Foreign Currency Transactions

     As of October 1, 1999 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholder's equity. The sole component of other comprehensive income is a foreign currency translation adjustment related to the subsidiary Digital Way in Peru.

Recent Accounting Pronouncements

     In June 1998 and June 1999 respectively, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB No. 133" (SFAS no.137). The Company is required to adopt SFAS No. 133 and SFAS no. 137 in the year ended September 30, 2001. These pronouncements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

Basic and Diluted Net Loss Per Share

     The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

NOTE 2 -- GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $15,155,249 at September 30, 2000. Net losses are expected for the foreseeable future. Management plans to continue the implementation of its business plan to place the Company's assets in service to generate related revenue. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 -- ACQUISITIONS

Argentina

     On December 31, 1999, the Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. The price was $1,500,000, made up of $900,000 in cash and $600,000 paid in 454,545 shares of company stock. Infotel also engages in telephone system integration and engineering projects. The minority interest in net loss is not recognized, because the Company anticipates being fully responsible for the subsidiaries losses.

Impairment Loss

     The Argentine government has revoked all MMDS licenses, including those held by the Company's subsidiary, Infotel. The Company and Infotel have taken all prescribed steps in order to secure the re-issuance of the licenses, and talks are on-going with the appropriate Argentine government agencies. However, there is no guarantee that the licenses will be reissued to Infotel. Therefore, management is recognizing an impairment of the frequency licenses asset in the amount of the Company's investment of $1,500,000.

Peru

     On February 29, 2000, the Company purchased 100% of Digital Way S.A., a Peruvian telecommunications company. The price was $1,300,000, made up of $400,000 cash and $900,000 paid in 181,100 shares of company stock. Digital Way S.A., holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

India

     In June 2000, the Company entered into an agreement with a group of Indian businessmen to establish a joint venture, World Wide Wireless Communications (India) Ltd., to establish fixed wireless data service in India. A refundable deposit of $248,350 (shown as part of Deposits in Acquisitions) was posted with the Indian government as part of the process of applying for both frequency and internet service provider licenses. These license applications are pending.

Thailand

     In May 2000, the Company entered into a joint venture with World Star T.V. Communication Co. Ltd. (WSTV), a Thai corporation, to provide fixed wireless data services in Thailand. WSTV currently owns frequency licenses in Bangkok and other major areas in Thailand. As of September 30, 2000, $146,662 has been invested, and is shown as part of Deposits in Acquisition. In August 2000, the Company entered into a Letter of Intent with E-Z Net Co. Ltd. of Bangkok for E-Z Net to provide internet service provider services to the new joint venture. The required governmental approvals are pending.

El Salvador

     On March 11, 2000, the Company entered into a letter of intent with El Salvador Telecomuniciones S.A. de C.V. for the purpose of acquiring a 25% ownership interest in that company in El Salvador. Pursuant to the terms of the letter of intent, the Company paid $1,000,000 to that company as an advance payment of the purchase price, which was to total $3,500,000. The agreement provided that the purchase was conditioned upon the company's acquisition of certain licenses, and the occurrence of certain other conditions that were not met. As a result, the Company has entered into an agreement for the refund of the advance payment. The Company has received $500,000, and is scheduled to receive the remainder in January 2001. This amount is shown as an account receivable and is secured by a bank letter of credit.

Pro Forma Data

     The following pro forma data is presented on a combined basis, as if Infotel Argentina S.A. and Digital Way S.A.(Peru) had been acquired at the date of their formation, January 18, 1999 and March 28, 1999, respectively:

                                                       September 30,
                                                2000                 1999
                                                ----                 ----
   Total Assets                              $ 9,703,562         $ 1,472,125
   Total Liabilities                           7,633,671             979,553
   Total Shareholders Equity                   2,069,891           3,492,572

                                               For the Year Ended September 30,
                                                2000                  1999
                                                ----                  ----
   Revenues                                  $   671,907         $   135,690
   Expenses                                    9,010,946           2,479,874
                                             -----------         -----------

   Net (Loss)                                $(8,339,039)        $(2,344,184)
   Basic and Diluted Loss Per Share                (0.10)              (0.04)

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

Litigation

     In November 1998, the Company and its predecessor affiliates filed an action against the lessor of its leases for the Concord and San Marcos, California multipoint distribution service channels. The complaint alleged breach of contract as well as intentional and negligent interference with prospective economic advantage. The Company also sought a preliminary injunction as a result of the lessor's assertion that the predecessor companies and the Company were in default on said leases. The Superior Court of California for the County of Los Angeles issued a preliminary injunction against the lessor to restrain it from taking any further action against the Company and its predecessors. Thereafter, the lessor cross-complained against the Company and its predecessors alleging breach of contract. The preliminary injunction of the Company against the lessor remained in effect until December 9, 1999, when a settlement agreement was signed.

     The settlement provided for the Company to pay $27,375 to the lessor, relating to lease obligations. This amount is recorded as an expense in the financial statements for the fiscal years ended September 30 1998 and 1999. The Company further agreed to sign a consulting agreement with the lessor for one year, whereby the Company will issue the equivalent of $20,000 of its restricted common stock, the value of which is to be computed at 80% of the market value of the Company's unrestricted shares. Additionally, under this consulting agreement, the Company agreed to execute a promissory note in favor of the lessor in the amount of $40,000, payable at $1,000 per month, commencing December 1, 1999, with a final payment of $28,000 on December 1, 2000.

     Under terms of the settlement agreement, the Company also has option to purchase the Concord and San Marcos leases for a price of $250,000 each, less lease payments already made. The Company elected to exercise the option to purchase the Concord lease, and the appropriate transfer procedure has been initiated with the U.S. Federal Communications Commission (FCC). The Company believes that under current FCC regulations it is not required to pay the $250,000 purchase price until such time as the FCC has approved the transfer of the license.

     The Company borrowed from Credit Bancorp $328,000 in August 1999 and $412,000 in October 1999. The terms of this loan are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. On August 6, 1999, the Company filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to the August 1999 loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to the Company to a convertible debenture in the amount of $740,000. On October 11, 1999, the Company issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable semiannually on the last day of February and September, with the principal due September 30, 2002. Credit Bancorp notified the Company that it wants to convert the debentures into common stock. As of December 2000, the Company has not issued the securities.

     principal and accrued interest of this debenture are convertible at any time at the conversion price of $1.60 per share of unregistered, restricted shares of the Company's stock, adjusted for any stock splits.

     In November 1999, the Securities and Exchange Commission (SEC) filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to the Company (and others), and seeking various forms of relief including disgorgement of its illegal gains. At this time, management believes that if the suit is successful, certain benefits may accrue to the Company, including the cancellation of the $740,000 convertible debenture.

Operating Leases

     The Company's office space at One Post Street, San Francisco, was leased on a month to month basis. The Company vacated these offices on August 31, 1999. The actual rent paid, for the fiscal year ended September 30, 1999, was $22,341.

     In April 1999, the Company entered into a 5-year lease for approximately 6,000 square feet of office space in Jack London Square, Oakland, California. The lease commenced on June 5, 1999. The triple net rental agreement is for $10,038 per month during the first year, with a rental deposit of $20,077 shown as an Other Asset on the financial statements. The lease provides for an annual increase based on the indexed cost of living adjustments. Additionally, the lease provides for the landlord's participation in partial reimbursement over the terms of the lease to the Company for leasehold improvements paid by the Company. The Company commenced its occupancy of this space on September 1, 1999. The minimum annual rent is $120,456 for the fiscal years ended September 30, 2001, 2002 and 2003, and $81,642 for the period October 1, 2003 to June 4, 2004.

     The Company leases (under assignment) all of the channel capacity for certain multipoint distribution service (MDS) and multi-channel multipoint distribution service (MMDS) channels from three carriers that are licensed by the FCC as specified in 47 C.F.R. Paragraph 21.901(b). These MDS/MMDS leases provide for a monthly lease fee of 2% of gross subscriber revenue or a minimum monthly rental aggregating approximately $1,150. The minimum aggregate annual rent is $13,800 for 1999, $67,160 for 2000, and $9,500 for 2001, adjusted annually by changes in the Consumer Price Index. Each of the leases contain three ten-year renewal options, and an option to purchase each license for $225,000, adjusted upon changes in the Consumer Price Index since lease inception.

     In conjunction with the multi-point distribution service and multi-channel multi-point distribution service licenses, the Company has acquired (under assignment) transmission sites in the geographical areas covered by the licenses. These site leases have varying terms and conditions, and at September 30, 2000, the minimum annual rental is $42,000 per fiscal year ending September 30, 2001 through 2004.

     The company has based eight Instructional Television Fixed Service channels for use as MMDS channels from the Shekinah Network, as described more fully in Note 5 below. These leases provide for a monthly lease fee of 5% of gross system receipts, with a minimum of $500 per channel. The minimum aggregate annual fee is $60,000 per fiscal year ending September 30, 2001 through 2004.

Administrative

     The Securities and Exchange Commission (SEC) commenced an informal inquiry of the Company in August 2000. Management has voluntarily complied with their requests for information and intends to fully cooperate with the inquiry.

     Rents paid for fiscal years ended September 30, 2000 and 1999 are as follows:

                                                2000                1999
                                                ----                ----

     Former office location, San Francisco   $       -           $  22,341
     Current office location, Oakland          128,460              38,814
     Current office location, Concord           22,412                   -
     Distribution service channel leases        98,110              21,300
     Transmission sites                         85,501              42,000
                                             ---------           ---------
     Total                                   $ 334,483           $ 124,455
                                             =========           =========


     The minimum annual rentals under current lease obligations for future fiscal years ended September 30 are as follows:

                             2001       2002       2003       2004     Remainder
                             ----       ----       ----       ----     ---------
Office location, Oakland   $128,460   $128,460   $128,460   $ 74,935      None
Office location, Concord     23,916     23,916     13,951       None      None
Distribution service
  channel leases             69,600     60,000     60,000     60,000      None
Transmission sites           42,000     42,000     42,000     42,000      None
                           --------   --------   --------   --------
Total                      $263,976   $254,376   $244,411   $176,936      None

NOTE 5 -- STOCKHOLDERS EQUITY

     During the fiscal year ended September 30, 2000, the Company sold 11,548,745 shares of its common stock for net cash proceeds of $6,652,699. The company issued 2,598,602 shares of its common stock for services at an aggregate value of $1,142,445. Stock issued for services was at the cash price for the shares at the time of issuance. The Company issued 470,373 shares of its common stock for the acquisition of subsidiaries at an aggregate value of $1,500,000. Stock issued for assets was at the cash price for the shares at the time of issuance.

     During the fiscal year ended September 30, 1999, the Company sold 19,303,950 shares of its common stock for net cash proceeds of $2,614,074. The Company also issued 4,538,000 shares of its common stock for services at an aggregate value of $615,996. Stock issued for services was at the cash price for the shares at the time of issuance.

NOTE 6 -- OPTIONS ON FREQUENCY LICENSES

     On November 25, 1998, the Company entered into an option agreement with Shekinah Network to pay $500,000 to lease eight Instructional Television Fixed Service channels for the Company's high-speed wireless internet connections, as authorized by the Federal Communication Commission. This agreement also provides the Company an exclusive option to lease excess capacity on Shekinah's remaining thirty-two Instructional Television Fixed Service channels, as they become available. The monthly minimum transmission fee to be paid to Shekinah for each license or application optioned, will be five percent (5%) of the gross system receipts or five hundred dollars, whichever is greater. Amortization of the licenses will begin when the available channels are placed in service.

     Instructional Television Fixed Service licenses can only be owned by Federal Communication Commission approved educational, religious or non-profit entities. In the event that the Federal Communication Commission rules and regulations change to allow commercial companies to own these licenses or the Company establishes an educational, religious or non-profit affiliate, the agreement also provides the Company an option to pay Shekinah $150,000 per-market or channel group on an individual basis or $3,500,000 for all forty channels. The option period extends for ten years, with three additional ten-year term renewals.

NOTE 7 -- INCOME TAXES

     A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                         Fiscal years ended September 30,
                                              2000                    1999
                                              ----                    ----
                                        Amount    %                %        %
                                        ------    -                -        -

     Computed income tax benefit
      at statutory rate              $ 2,848,407   (34)%      $ 810,332   $(34)
     Operating loss with no
      current tax benefit             (2,848,407)  (34)%      ($810,332)   (34)%
                                     -----------              ---------

     Income tax benefit                       None                     None


     At September 30, 1999, the Company had a net operating loss carryforward for federal tax purposes of approximately $6,760,000 which if unused to offset future taxable income, will expire between the years 2010 to 2019, and approximately $2,154,000 for state tax purposes, which will expire if unused in 2004 and 2005. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom. During 2000 and 1999, no changes occurred in the conclusions regarding the need for a 100% valuation allowance in all tax jurisdictions.

     Under section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the 3 calendar month period ending in the calendar month in which the ownership change occurred. Due to the ownership changes as a result of the May 1998 reorganization and subsequent stock issuances, any future realization of the Company's net operating losses will be severely limited.

     Significant components of the Company's deferred tax assets are as follows:

                                                 2000               1999
                                                 ----               ----
     Net operating loss carryforwards        $ 14,999,561       $ 6,759,141
     Valuation allowance                      (14,999,561)       (6,759,141)
                                              -----------        ----------
     Net deferred tax assets                     None               None


NOTE 8 -NET LOSS PER COMMON SHARE

     Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

                                                        Fiscal Year Ended
                                                          September 30,
                                                        2000           1999
                                                        ----           ----
     Net Income (Loss)                              $(8,397,268)    $(2,383,330)
                                                    ===========     ===========

     Weighted average number of common shares        81,656,614      56,113,645
                                                    ===========      ==========
     Basic and diluted loss per share
                                                    $     (0.10)    $     (0.04)
                                                    ===========     ===========

     The following common stock equivalents have been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

     Stock Options                                    3,750,000       2,950,000
     Convertible warrants                             3,600,000               -
                                                    -----------     -----------

                                                      7,350,000       2,950,000
                                                    ===========     ===========


NOTE 9 - STOCK OPTION PLANS

Nonstatutory Stock Options

     The Company has issued stock options under nonstatutory stock option agreements. The options are granted at the fair market value of the shares at the date the option is granted. The options are granted for a period of 5 years, and are fully exercisable during the term of the option period or within thirty (30) days of the participant's resignation or termination.

     Combined transactions in non-employee options for the fiscal years ended September 30, 2000 and 1999 are as follows:

                                             2000                   1999
                                             ----                   ----
                                                Average                 Average
                                    Number of   Exercise    Number of   Exercise
                                     Shares      Price        Shares      Price
Options outstanding October 1        500,000     0.095           -            -
Granted                                    -         -       500,000      0.095
Cancelled/Expired                          -         -             -          -
Exercised                                  -         -             -          -
                                     ------------------------------------------
Options outstanding, September 30    500,000     0.095       500,000      0.095
                                     =======     =====       =======      =====

Incentive Stock Plan

     The Company adopted an incentive stock plan on August 5, 1998, which has not yet been approved by the shareholders. The options are granted at the fair market value of the shares at the date that the option is granted. The options are granted for a period of 10 years, and are exercisable after one year from the date of grant, at a vested rate of 20% per year during the term of the option period or within thirty (30) days of the participant's resignation or termination. The Company has limited the number of shares under this plan to 3,000,000 shares of its capital stock for this plan. The number of shares of stock covered by each outstanding option, and the exercise price per share thereof set forth in each such option, shall be proportionately adjusted for any stock split, and or, stock dividend. All such options are being treated as nonstatutory stock options until the incentive stock plan is approved by the shareholders.

     Combined transactions in employee options for the fiscal years ended September 30, 2000 and 1999 are as follows:

                                            2000                    1999
                                            ----                    ----
                                                Average                 Average
                                    Number of   Exercise    Number of   Exercise
                                      Shares     Price       Shares      Price
Options outstanding October 1       2,450,000    $0.095       800,000    $0.095
Granted                             1,600,000     1.125     1,650,000     0.095
Cancelled/Expired                    (800,000)    0.095             -         -
Exercised                                   -         -             -         -
                                    -------------------------------------------
Options outstanding, September 30   3,250,000     0.602     2,450,000     0.095
                                    =========    ======     =========    ======


Compensation Costs

     The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have recognized for these plans in 2000 or 1999. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                 2000                1999
     Net loss:                                 $(8,396,108)        $(2,383,330)
                                               ===========          ==========
         Pro forma                             $(8,391,562)        $(2,441,575)
                                               ===========         ===========
     Basic and Diluted loss per share:
         As reported
                                               $     (0.10)        $     (0.04)
                                               ===========         ===========
         Pro forma                             $     (0.10)        $     (0.04)
                                               ===========         ===========

     The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

     Assumption                               Plans

     Dividend yield                             0%
     Risk-free interest rate                    7%
     Expected life                           5 years
     Expected volatility                       97%

NOTE 10 - SEGMENT INFORMATION

                                                    September 30, 2000
                                                    ------------------
                                              USA        Argentina     Peru
     Total Assets                           $ 9,691,532   $ 544,692    4494,430
     Total Liabilities & Minority Interest    7,170,914     485,492     764,273
     Total Shareholders Equity                2,520,617      59,200    (269,843)

                                           For the Year Ended September 30, 2000
                                           -------------------------------------
     Revenue                                      2,903     521,343           -
     Cost of Sales                                    -     336,717           -
                                             ----------    --------    --------
           Gross Profit                           2,903     184,626           -
     Expenses                                 7,875,836    (360,426)    274,926
                                             ----------    --------    --------
     Net Loss                               $(7,875,836)  $(175,800)  $(274,926)

NOTE 11 - SECURITIES PURCHASE AGREEMENT

     On April 14, 2000, the Company entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures and preferred stock. Pursuant to the Securities Purchase Agreement, the investors purchased 760,000 shares of common stock, warrants to purchase 3,600,000 shares of common stock, and subordinated debentures with a principal amount of $3,280,000, for a total amount of $4,800,000. The investors have the option to purchase additional shares of common stock, warrants and series A preferred stock (when authorized) from the Company for a maximum amount of $1,920,000. The investors will be required to purchase these securities if an effective registration statement under the Securities Act is in effect with respect to all the common stock issued and issuable upon the exercise of the warrant and conversion of the subordinated debentures and series A preferred stock.

     On August 10, 2000, the Company agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, the Company issued an additional 1,368,000 shares of common stock to the investors, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date, and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. The Company also agreed to change the floor price to $1.00 for the period between August 10, 2000 and October 14, 2000, $0.64 from the period between October 14, 2000 and April 14, 2001, and zero thereafter. Notwithstanding these changes, under this amendment, if the Company's revenues for fiscal year 2000 fall below $13.5 million, then the floor price will be zero as of April 1, 2001. Furthermore, the exercise price of the warrants to purchase the Company's shares was changed to $2.00.

         After September 30, 2000, the Company reached an agreement with the investors amending the original securities agreement and the first amendment thereto. In exchange for a waiver by the investors for any breach of the original agreement and the first amendment, the Company agreed to increase the principal amount of the debentures by $2,128,000, and to issue an additional four million restricted shares of common stock to them. Under this agreement, the investors may convert the debentures at a conversion price equal to the lesser of $.64 and an amount equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. At no time shall the conversion price be below the floor price. The floor price is $.64 for the period between October 1, 2000 and October 14, 2000, $.50 for the period between October 14, 2000 and September 1, 2001, and zero thereafter. However, if the Company's aggregate revenue for the last three quarters of the year 2000 and the first quarter of the year 2001 is less than $13.5 million, then as of May 14, 2001, the floor price shall be zero.

         Under the amended agreement, the Company reserves the right to redeem the debentures if the per share market value of the common stock is less than $1.00. The redemption price is calculated at 120% of the principal amount, and 100% of the unpaid interest accrued on those debentures being redeemed.

         Pursuant to the most recent amended agreement, the Company must file a SB-2 registration statement on December 15, 2000 which must be made effective by May 15, 2001. If the Company fails to abide by these amendments, the Company will be required to pay certain liquidated damages.