Form 10-Q
period 2000-12-31
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2001-02-20
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number:  000-30405

                    World Wide Wireless Communications, Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                      4812                         860887822
 (State or jurisdiction   (Primary Standard Industrial          (IRS Employer
    of incorporation          Identification No.)               Classification
    or organization)                                               Code No.)


                                DOUGLAS P. HAFFER
                           520 Third Street, Suite 101
                                Oakland, CA 94607
                             -----------------------
                    (Address of principal executive offices)

                                 (510) 839-6100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of January 16, 2001
         -----                      -----------------------------------

Common Stock, $.001 par value                       89,417,795

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - September 30, 2000 and
            December 31, 2000                                                3

            Consolidated Statement of Operations for the three months
            Ended December 31, 2000 and 1999                                 4

            Consolidated Statement of Cash Flows for the three months
            Ended December 31, 2000 and 1999                                 5

            Notes to the Consolidated Financial Statements
            December 31, 2000                                                6

   Item 2.  Management's Discussion and Analysis of Financial
            Results of Operations                                            7

PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               13

   Item 2.  Changes in Securities and Use of Proceeds                       13

   Item 5.  Other Information                                               14

   Item 6.  Exhibits and Reports on Form 8-K                                15

   Item 7.  Signatures                                                      19

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                              World Wide Wireless Communications, Inc. &
                                                                            Subsidiaries
                                                               Condensed Consolidated Balance Sheet

                                                                 December 31,        September 30,
                                                                     2000                    2000
                                                                     ----                    ----
                                                                  (unaudited)            (see note 1)
                                                                  -----------            ------------
                                               Assets
Current Assets:
   Cash & cash equivalents                                $               984,274  $            3,111,150
   Other current assets                                                 1,768,023               1,653,408
                                                              --------------------   ---------------------
        Total Current Assets                                            2,752,297               4,764,558
                                                              --------------------   ---------------------
Frequency licenses                                                      1,175,067               1,175,067
                                                              --------------------   ---------------------
Option on frequency licenses                                              500,000                 500,000
                                                              --------------------   ---------------------
Deposit in acquisition                                                    395,012                 395,012
                                                              --------------------   ---------------------
Fixed Assets:
   Equipment                                                            2,993,691               2,466,736
   Furniture and fixtures                                                  91,938                  91,938
   Leasehold improvements                                                 424,710                 424,710
   Less: Accumulated depreciation & amortization                        (258,110)               (176,234)
                                                              --------------------   ---------------------
        Total Fixed Assets                                              3,252,229               2,807,150
                                                              --------------------   ---------------------

Other assets                                                               63,949                  61,775
                                                              --------------------   ---------------------
        Total Assets                                      $             8,138,554  $            9,703,562
                                                              ====================   =====================

                                           Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                $             1,962,598  $            1,645,829
   Accrued expenses                                                       572,571                 715,720
                                                              --------------------   ---------------------
       Total Current Liabilities                                        2,535,169               2,361,549

Convertible debentures                                                  5,323,202               5,227,678
                                                              --------------------   ---------------------
         Total Liabilities                                              7,858,371               7,589,227
                                                              --------------------   ---------------------
Commitments and Contingencies                                                   -                       -
Minority interest                                                         115,150                 115,150
                                                              --------------------   ---------------------
Stockholders' Equity:
   Common stock, par value $.001 per share,
      100,000,000 shares authorized, 89,880,276 issued
      and outstanding at December 31, 2000                                 89,881                  86,264
   Additional paid-in capital                                          17,065,714              17,069,330
   Accumulated deficit                                               (16,986,514)            (15,155,249)
   Accumulated other comprehensive loss                                   (4,048)                 (1,160)
                                                              --------------------   ---------------------
       Total Stockholders Equity                                          165,033               1,999,185
                                                              --------------------   ---------------------
         Total Liabilities and Stockholders' Equity       $             8,138,554  $            9,703,562
                                                              ====================   =====================

                                                    World Wide Wireless Communications, Inc. &
                                                                  Subsidiaries
                                                   Condensed Consolidated Statement of Operations
                                                                   UNAUDITED


                                                 Three Months                        Three Months
                                              Ended December 31,                    Ended December
                                                    2000                                 1999
                                              ------------------                  -------------------
Revenue                                    $            316,591            $              -
Cost of goods sold                                      256,196                           -
                                              ------------------                  -------------------
Gross profit                                             60,395                           -

Operating expenses                                    1,860,011                              829,189

                                              ------------------                  -------------------
Operating income (loss)                             (1,799,616)                            (829,189)

Other income (expense)                                 (31,650)                           -
                                              ------------------                  -------------------


Net profit (loss)                          $        (1,831,266)            $               (829,189)
                                              ==================                  ===================

Basic and diluted loss per
share                                      $             (0.02)            $                  (0.01)
                                              ==================                  ===================

Number of shares used in
computing basic and diluted
loss per share                                       89,880,276                           71,791,046
                                              ==================                  ===================

                                          World Wide Wireless Communications, Inc. &
                                                         Subsidiaries
                                        Condensed Consolidated Statement of Cash Flows
                                                           UNAUDITED

                                                                        For the             For the
                                                                     Three Months         Three Months
                                                                         Ended               Ended
                                                                       December 31,        December 31,
                                                                         2000                 1999
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (1,831,266)         $ (829,189)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                             (2,888)                  -
       Common stock issued for services                                            -              15,910
       Depreciation and amortization expense                                  86,352              21,903
       Interest payable added to principal of
       debentures                                                             95,524                   -
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                             (185,239)             60,580
       Decrease in accounts receivable                                        63,974                   -
       (Decrease) in accrued expenses                                       (143,149)           (132,317)
       Increase in accounts payable                                          316,771                   -
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                            (1,599,921)           (263,113)
                                                                   ------------------   -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Acquisition of frequency licenses                                          -           (1,200,000)
       Purchase of fixed assets                                            (526,955)            (114,520)
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                              (526,955)         (1,314,520)
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         -           1,827,654
    Proceeds from loan                                                             -             412,000
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                                   -           2,239,654
                                                                   ------------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                               (2,126,876)             62,021

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                 3,111,150             275,082
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                        $984,274            $337,103
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                          $    -              $    -
       Income taxes paid                                                      $    -              $    -
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                      $ 95,524              $    -

WORLD WIDE WIRELESS COMMUNICATIONS, INC & SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2000.

               The balance sheet at September 30, 2000 has been derived from audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               Organization

               The consolidated financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) and its subsidiaries, Infotel Argentina, S.A. and Digital Way, S.A.. The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally. The Company also plans to license its Distributed Wireless Call Processing System technology.

               On December 31, 1999, The Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. Infotel also engages in telephone system integration and engineering projects. Recently, the Argentine goverment revoked all MMDS licenses including those issued to Infotel Argentina. All proscribed steps have been taken to secure the reissuance of the licenses and talks are ongoing with the appropriate Argentine govermental agencies.

               On February 29, 2000, the Company purchased 100% of Digital Way S.A. a Peruvian telecommunications company. Digital Way holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

               Consolidated Financial Statements

               The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries are Infotel Argentina of Argentina and Digital Way S.A. of Peru.

NOTE 2   COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSACTIONS

               Total comprehensive loss was $2,888 for the three months ended December 31, 2000. There was no comprehensive income or loss for the three months ended December 31, 1999.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

Item 2. Management's Discussion and Analysis

Special Note Regarding Forward Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). World Wide Wireless Communications, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. We cannot assure that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

We will require substantial additional capital in the short term to remain a going concern.

       We will require substantial short term outside investment on a continuing basis to finance our current operations and capital expenditures as well as the acquisition of additional spectrum and licenses. Our revenues for the foreseeable future may not be sufficient to attain profitability. In the two years since we began operations, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2000 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We may not be able to obtain permission to use two-way transmission for our wireless service in certain locations, thereby making our services significantly less attractive to potential customers.

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

We are subject to other substantial governmental regulations that could adversely affect our business.

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

Our new distributed wireless call processing system technology is unproven and may not function as anticipated.

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

We may be unable to protect our intellectual property rights.

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

We are subject to the requirements that we receive regulatory approvals from those countries in which we do business, the delay or denial of which can reduce our revenues and adversely affect our foreign operations.

       We anticipate that a substantial percentage of our revenues will be derived from operations outside of the United States. Our reliance on international operations to obtain consents of local regulatory authorities, some of which may significantly delay or deny permitting us to operate in those jurisdiction, might inhibit our efforts in certain markets. For example, we will not be able to generate revenues from our operations in Argentina if and until such time as the governmental regulatory authority, the CNC, reinstates some or all our subsidiary's licenses. In early 2000, the government of Argentina announced that it was placing a freeze on all license transfer applications, which has effectively delayed consideration of our application. In September 2000, the government of Argentina revoked licenses for certain lower transmission frequencies, for all communication carriers, including those of the Company's subsidiary, Infotel Argentina, S.A. Although we have resubmitted the necessary paperwork to reinstate licenses in Argentina, it is unclear at this point when and if the licenses will be reissued. A denial of our most recent application or a significant delay in consideration of our application could either prevent us from conducting our planned operations in Argentina or materially adversely affect our ability to do so. Our prospective operations in other jurisdictions are also subject to receipt of government approval, which we cannot ensure that we will receive.

Because we operate internationally, our operations are subject to unexpected political changes, changes in legal requirements and fluctuations in exchange rates, all of which may substantially increase our operating costs or make it difficult to do business there.

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

       o lack of clear rules and regulations governing the issuance of licenses and standards for their operation; and

       o      fluctuating exchange rates.

If we do not develop system features in response to customer requirements, customers may not wish to use our services, which would seriously harm our business.

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

We may not be able to obtain shareholder approval to increase the number of authorized shares of common stock and to authorize the issuance of preferred shares of stock thereby making it difficult to distribute additional shares to future purchasers.

      As of January 16, 2001, we had 89,417,795 shares of common stock outstanding. We recently issued an additional 4,000,000 shares through our public offering. Under our purchase agreement with Digital Way, our Peruvian subsidiary, we are obligated to issue additional shares of our stock to them if on February 29, 2001, our stock price is lower than when we originally entered into the agreement. At our current share price, we may be required to issue them up to approximately 5,000,000 shares of our common stock. We have 100,000,000 shares currently authorized for issuance. We plan to have a shareholder's meeting in order to authorize more stock, however, we can make no assurances that the shareholder's will approve such action. We intend to explore other alternatives in an effort to increase the number of authorized shares, but at this point it is unclear whether additional shares will exist in the near future.

We are required to receive shareholder approval to increase our common stock reserve by March 1, 2001 under a recent amendment to the securities purchase agreement signed with certain investors.

       Results of Operations

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

       Revenue for the three months ended December 31, 2000 was $361,591, as compared with no revenue for the quarter ended December 31, 1999. The increase in revenue for the three months ended December 31, 2000 over the same period in 1999 derived from the sale of telephone system integration and engineering in our Argentine subsidiary and through the initiation of internet service in our Peruvian subsidiary.

       Costs of goods sold for the three months ended December 31, 2000 was $256,196, as compared with none for the three and nine months ended December 31, 1999. The increase in cost of goods sold is primarily attributable to labor and material costs associated with the sale of telephone system integration and engineering by the Argentina subsidiary and the initiation of internet service in the Peruvian subsidiary.

       Operating losses, including income attributable to a minority interest, for the three months ended December 31, 2000 were $1,799,616 as compared to $829,189 for the three months ended December 31, 1999. This increase in losses is due primarily to expenses generated by our foreign subsidiaries and increased demand for the parent company in expanding the business and managing the foreign subsidiaries.

       Other income (expense) for the three months ended December 31, 2000 was $31,650 as compared to none in the three months ended December 31, 1999. This increase is due primarily to accrued interest expense for the issuance of debentures.

       Net losses for the three months ended December 31, 2000 was $1,831,266 as compared with $829,189 for the three months ended December 31, 1999.

       Liquidity and Capital Resources

       On December 31, 2000, the company had cash and cash equivalents of $984,274 compared with $3,111,150 as of September 30, 2000. The decrease during the three months in cash and cash equivalents of $2,126,876 is due to equipment installation costs of $526,955, and cash used in operating activities of $1,599,921. No sales of capital stock or other financing activities took place during the quarter.

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

       We recently entered into an equity line of credit financing arrangement with an institutional investor for the purchase of up to $50,000,000 worth of our common stock and warrants. The terms of this arrangement allow the investor to purchase the shares over time, subject to monthly minimums and maximums. Our ability to take advantage of this financing arrangement is currently limited, among other things, by the small number of our shares of common stock available for issuance. We are requesting that our shareholders approve additional authorized shares of our common stock at our annual meeting on March 1, 2001.

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

       Due to the substantial operating losses we incurred during the fiscal year ended September 30, 2000 and this past quarter, as well as the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the company to continue to operate its business.

       On January 14, 2001, we entered into a Loan Agreement with our systems integrator to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants.

       During the next 12 months we intend to initiate and expand licensed operations in Ukiah, California, South Bend, Indiana, Grand Rapids, Michigan, Vail and Aspen, Colorado, Key West, Florida and Pierre, South Dakota. Internationally, we intend to focus primarily in Peru, India, and Thailand, and Argentina assuming that our licenses are restored. We anticipate that our expansion will involve the purchase of significant equipment in these markets and estimate that the expenditure will be approximately $15,000,000 to $25,000,000. We currently have 10 full-time employees at our headquarters office and approximately 30 additional full time employees in the offices of our subsidiaries. We anticipate hiring more employees as we enter new markets.


PART 2.  Other Information

Item 1 Legal Proceedings

       In December 1999, we entered into an amended lease agreement regarding a lease for the license covering Concord, California and the surrounding area. On December 5, 2000, we received a Notice of Default from the lessor. The Notice of Default is based on a requirement in the amended agreement that the balance of the purchase price for the assignment of the license be paid by December 1, 2000. Our management has been advised by counsel, that payment of the balance of the purchase price prior to the FCC's consent to the assignment of the license may constitute a premature assignment in violation of the FCC's rules. The assignment application has not been filed with the FCC for the FCC to make a definitive ruling on this issue. At this point, no formal legal action has been taken by the Lessor.

Item 2. Changes in Securities and Use of Proceeds

       On November 15, 2000, certain investors and World Wide Wireless Communications, Inc. agreed to modify the Securities Purchase Agreement originally executed on April 14, 2000. Pursuant to this amendment, we agreed to increase the principal amount of the debentures held by the investors to $6,720,000 and to issue 3,996,113 additional restricted shares of common stock to the investors. The investors returned to the company 760,000 previously issued shares of common stock in exchange for the issuance of new debenture certificates reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to the lesser of $ .64 and an amount equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. At no time shall the conversion price be below the floor price. The floor price is $.64 for the period between October 1, 2000 and October 14, 2000, $.50 for the period between October 14, 2000 and September 1, 2001 and zero thereafter. However, if our aggregate revenue for the last three quarters of the year 2000 and the first quarter of the year 2001 is less than $13.5 million then as of May 14, 2001 the floor price shall be zero. In addition, the 608,000 shares to be issued under the first amendment were never issued and were accordingly cancelled.

       The Second Amendment to the Securities Purchase Agreement required that a Registration Statement be filed for those securities by December 15, 2000 and that it be made effective by May 15, 2001. That Registration Statement went effective January 18, 2001. As part of the amended agreement, the investors waived any previous breach by us of a Registration Rights Agreement or of the original Securities Purchase Agreement. We also agreed to hold a shareholder's meeting no later than March 1, 2001 to increase our common stock reserve.

       On January 26, 2001, we entered into an equity line of credit agreement with an institutional investor for the future issuance and purchase of up to $50,000,000 worth of our common stock. The agreement creates an arrangement sometimes termed either an equity line of credit or an equity draw down. We can exercise the draw down at our sole discretion, but are under no obligation to request a draw during any period. Under the agreement, we also issued a Warrant to purchase up to $5,000,000 worth of shares. The exercise price for the shares underlying the warrant shall be 115% of the average of the daily volume weighted price of the Company's common stock during the fifteen trading days immediately preceding the closing date of the agreement. The term of the Warrant is for three years. The shares underlying the warrant will be registered in an upcoming Registration Statement. We did not use an underwriter for this transaction.

       On February 11, 2001, we entered into a Stock Purchase Agreement with two investors for the purchase of four million shares of common stock we offered through our public offering in our Post Effective Amendment Form SB-2 Registration Statement. The total purchase price was $500,000. One of the investors, Andrew Reckles, is currently nominated to serve on our Board. The shareholders will vote on Board members at their upcoming shareholders' meeting on March 1, 2001.


Item 5. Other Information

       On February 29, 2000 we agreed to purchase the stock of Digital Way, S.A., a Peruvian company. Under the purchase agreement, we agreed to pay Digital Way in increments of money and shares of common stock based on certain milestones. These milestones included Digital Way's transfer of certain licenses it held in Peru as well as its acquisition of additional licenses. The agreement also provided that, subject to the completion of certain milestones, Digital Way would receive additional shares, if on the one year anniversary of the agreement, our share price dropped below the share price on the closing date of the agreement. While we cannot be sure what our share price will be on the anniversary date, we will be obligated to issue Digital Way sufficient shares to assure that the total value of their shares shall be equal to $900,000 equaling approximately 5,000,000 shares based on the share price as of February 20, 2001.

Item 6. Exhibits

                                    EXHIBITS


  EXHIBIT NO.                            DOCUMENT
  -----------                            --------

  *     3.1    Articles of Incorporation.

  *     3.2    Amendment to Articles of Incorporation

  *     3.3    Amendment to Articles of Incorporation.

  *     3.4    By-laws.

  *     4.1    Form of Certificate Evidencing shares of Common Stock of World
               Wide Wireless Communications, Inc.

  *     4.2    Convertible Unsecured Debenture for $740,000 issued by World
               Wide Wireless Communications, Inc. to Credit Bancorp.

  *     10.1   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network.

  *     10.2   South Bend MMDS Lease Agreement.

  *     10.3   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Vail, Colorado.

  *     10.4   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Aspen, Colorado

  *     10.5   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Grand Rapids, Michigan.

  *     10.6   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network La Grande, Oregon,

  *     10.7   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Pierre, South Dakota.

  *     10.8   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Ukiah, California.

  *     10.9   Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Key West, Florida.

 ***    10.10  Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Hilo, Hawaii.

 ***    10.11  Lease Agreement Between World Wide Wireless Communications,
               Inc. and Shekinah Network Hot Springs, Arkansas.

 ***    10.12  Supply Agreement between World Wide Wireless Communications,
               Inc. and Andrew Corporation dated March 13, 2000.

  *     10.13  Stock Purchase Agreement dated November 30, 1999 Between
               Infotel Argentina S.A. and World Wide Wireless Communications,
               Inc.

  *     10.14  Agreement for Purchase of All Outstanding Shares of Digital
               Way, S.A. by World Wide Wireless Communications, Inc., dated February 29, 2000.

  EXHIBIT NO.                          DOCUMENT
  -----------                          --------

  *     10.15  Letter of Intent dated March 22, 2000 Between SALTEL and World
               Wide Wireless Communications, Inc.

  *     10.16  Security Purchase Agreement Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *     10.17  Registration Rights Agreements Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *     10.18  Escrow Agreement Among the Purchasers Named Therein, the
               Representative of the Purchasers and the Escrow Agent.

  *     10.19  Form of Debenture of World Wide Wireless Communications, Inc.
               with Respect to the 4% Convertible Debenture Due 2005.

  *     10.20  Form of Warrant to Purchase Shares of World Wide
               Communications, Inc. Issued in the Offering.

****    10.21  Amendment to the Securities Purchase Agreement dated August
               10, 2000 entered into between World Wide Wireless
               Communications and the selling shareholders named therein.

 ***    10.22  Second Amendment dated November 15, 2000 to the Securities
               Purchase Agreement between World Wide Wireless Communications,
               Inc. and the Purchases Named Therein.

****    10.23  Agreement between World Wide Wireless Communications, Inc. and
               Mr. Neelam Kumar Oswal.

****    10.24  Joint Venture Agreement between World Wide Wireless
               Communications, Inc. and World Thai Star Co. Ltd.

 **     10.25  Compromise and Settlement Agreement between World Wide
               Wireless Communications, Inc. and Corporate Solutions LLC,
               dated May 25, 1999.
 ***    10.26  Written Agreement between Jorge Emilio Zedan and Wide Wireless
               Communications, Inc.

 ***    10.27  Employment Agreement between Douglas Haffer and World Wide
               Wireless Communications, Inc.

*****   10.28  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Douglas Haffer dated
               October 22, 1998

*****   10.29  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Douglas Haffer dated
               February 1, 2000.

*****   10.30  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Wayne Caldwell dated
               October 27, 1999.

*****   10.31  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Wayne Caldwell dated
               October 27, 2000.

*****   10.32  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Ramsey Sweis.

  EXHIBIT NO.                          DOCUMENT
  -----------                          --------

*****   10.33  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Robert Klein.

*****   10.34  Nonstatutory Stock Option Agreement between World Wide
               Wireless Communications, Inc. and Mohammad Ali Guidfar.

 ***    10.35  World Wide Wireless Communications, Inc. Incentive Stock
               Option Plan

        10.36 Common Stock Purchase Agreement between World Wide Wireless Communications, Inc. and Grenville Finance Ltd. dated January 26, 2001.

        10.37 Escrow Agreement between World Wide Wireless Communications, Inc., Grenville Finance and Epstein, Becker & Green.

        10.38 Form of Warrant to Purchase Shares of World Wide Wireless Communications, Inc. Provided in the Offering.

        10.39 Registration Rights Agremeent between World Wide Wireless and Grenville Finance.

        10.40  Draw Down Notice/Compliance Certificate.

        10.41 Stock Purchase Agreement between World Wide Wireless Communications, Inc. and Andrew S. Reckles.

        10.42 Stock Purchase Agreement between World Wide Wireless Communications, Inc. and Paul T. Mannion.

  *     21.1   Subsidiaries

            * Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 31, 2000.

           ** Filed will the registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 30, 2000.

          *** Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2000.

         **** Filed with the annual report on Form 10-KSB filed with the Securities and Exchange Act on December 28, 2000.

        ***** Filed with the Post Effective Amendment on Form SB-filed with the Securities and Exchange Commission on January 26, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wide Wireless Communications, Inc.
Registrant

By:  /s/ Douglas Haffer
Douglas Haffer, Chief Executive Officer, Chief Financial Officer and Chairman

Date: February 20, 2001