Form 10QSB
period 2001-03-31
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2001-05-15
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission file number:  000-30405

                    WORLD WIDE WIRELESS COMMUNICATIONS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Nevada                          4812
  (State of            (Primary Standard Industrial           860887822
Incorporation)             Identification No.)      (IRS Employer Classification
                                                               Code No.)

                                   JOHN CUTTER
                           520 Third Street, Suite 101
                                Oakland, CA 94607
                                -----------------
                    (Address of principal executive offices)

                                 (510) 839-6100
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                         Outstanding as of May 11, 2001
            -----                         ------------------------------

    Common Stock, $.001 par value                   98,705,203


Transitional Small Business Disclosure Format:    Yes___    No _X_

PART 1.  Financial Information
Item 1.  Financial Statements.

                                                           World Wide Wireless Communications, Inc. &
                                                                         Subsidiaries
                                                             Condensed Consolidated Balance Sheet

                                                                   March 31,            September 30,
                                                                     2001                    2000
                                                                     ----                    ----
                                           Assets                 (unaudited)            (see note 1)
                                                                  -----------            ------------
Current Assets:
   Cash & cash equivalents                                $             891,824    $          3,111,150
   Other current assets                                               1,560,308               1,653,408
                                                              --------------------   ---------------------
        Total Current Assets                                          2,452,132               4,764,558
                                                              --------------------   ---------------------
Frequency licenses                                                    1,175,067               1,175,067
                                                              --------------------   ---------------------
Option on frequency licenses                                            500,000                 500,000
                                                              --------------------   ---------------------
Deposit in acquisition                                                  395,012                 395,012
                                                              --------------------   ---------------------
Fixed Assets:
   Equipment                                                          3,195,345               2,466,736
   Furniture and fixtures                                                91,938                  91,938
   Leasehold improvements                                               424,710                 424,710
   Less: Accumulated depreciation & amortization                       (342,401)               (176,234)
                                                              --------------------   ---------------------
        Total Fixed Assets                                            3,369,592               2,807,150
                                                              --------------------   ---------------------

Other assets                                                             59,454                  61,775
                                                              --------------------   ---------------------
        Total Assets                                      $           7,951,257    $          9,703,562
                                                              ====================   =====================

                                   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable, trade                                $           1,851,650    $          1,645,829
   Accrued expenses                                                   1,088,491                 715,720
                                                              --------------------   ---------------------
       Total Current Liabilities                                      2,940,141               2,361,549
Convertible debentures                                                6,073,202               5,227,678
                                                              --------------------   ---------------------
       Total Liabilities                                              9,013,343               7,589,227
                                                              --------------------   ---------------------
Commitments and Contingencies
Minority interest                                                       115,150                 115,150
                                                              --------------------   ---------------------
Stockholders' Equity:
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 94,730,295 issued
      and outstanding at March 31, 2001                                  94,730                  86,264
   Additional paid-in capital                                        17,623,855              17,069,330
   Accumulated deficit                                              (18,891,739)            (15,155,249)
   Accumulated other comprehensive (loss)                                (4,082)                 (1,160)
                                                              --------------------   ---------------------
       Total Stockholders Equity                                     (1,177,236)              1,999,185
                                                              --------------------   ---------------------
         Total Liabilities and Stockholders' Equity       $           7,951,257    $          9,703,562
                                                              ====================   =====================

                                                         World Wide Wireless Communications, Inc. & Subsidiaries
                                                              Condensed Consolidated Statement of Operations
                                                                             UNAUDITED

                                                  Three Months Ended                          Six Months Ended
                                                       March 31,                                 March 31,

                                               2001                2000                  2001                  2000
                                          ----------------   -----------------    -------------------   -------------------
Revenue                                  $       84,863     $        497,039     $         401,454     $          497,039
Cost of goods sold                               14,597              222,000               270,793                222,000
                                          ----------------   -----------------    -------------------   -------------------
Gross profit                                     70,266              275,039               130,661                275,039
Operating expenses                            1,929,128            1,663,509             3,789,139              2,492,698
                                          ----------------   -----------------    -------------------   -------------------
Operating income (loss)                      (1,858,862)          (1,388,470)           (3,658,478)            (2,217,659)
Interest income (expense)                       (46,363)                 174               (78,013)                   174
                                          ----------------   -----------------    -------------------   -------------------

Net profit (loss)                        $   (1,905,225)    $     (1,388,296)    $      (3,736,491)    $       (2,217,485)
                                          ================   =================    ===================   ===================

Basic and diluted loss per share         $        (0.02)    $          (0.02)    $           (0.04)    $            (0.03)
                                          ================   =================    ===================   ===================

Number of shares used in
computing basic and diluted
loss per share                               94,730,295           82,443,816            94,730,295             82,443,816
                                          ================   =================    ===================   ===================

                                World Wide Wireless Communications, Inc. & Subsidiaries
                                    Condensed Consolidated Statement of Cash Flows
                                                   UNAUDITED

                                                                        For the             For the
                                                                   Six Months Ended     Six Months Ended
                                                                        March 31,            March 31,
                                                                         2001                 2000
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                             (3,736,491)      $  (2,217,485)
    Adjustments to reconcile net loss from operations
    to net cash used by operating activities:
       Other comprehensive (loss)                                            (2,922)                  -
       Common stock issued for services                                     106,250              15,910
       Depreciation and amortization expense                                166,167              53,237
       Interest payable added to principal of
       debentures                                                            95,524                   -
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                                      316,220                   -
       (Increase) in other assets                                          (220,799)           (108,601)
       Increase (decrease) in accrued expenses and
       accounts payable                                                     578,593            (114,387)
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                           (2,697,458)         (2,371,326)
                                                                   ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of frequency licenses                                          -          (2,279,699)
       Purchase of fixed assets                                            (728,609)           (241,456)
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                             (728,609)         (2,521,155)
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  456,741           4,857,482
    Proceeds from debentures                                                750,000                   -
    Proceeds from loan                                                            -             740,000
                                                                   ------------------   -----------------

       Net Cash Provided by Financing Activities                          1,206,741           5,597,482
                                                                   ------------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              (2,219,326)            705,001

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                3,111,150             275,082
                                                                   ------------------   -----------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                        891,824          $  980,083
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                $             -     $             -
       Income taxes paid                                            $             -     $             -
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                              $        95,524     $             -

NOTE 1 - NOTES TO THE INTERM UNAUDITED FINANCIAL STATEMENTS.

                              BASIS OF PRESENTATION
                              ---------------------

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

                                  ORGANIZATION
                                  ------------

          Except as herein provided, the consolidated financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) and its subsidiaries, Infotel Argentina, S.A. and Digital Way, S.A. The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally. The Company also plans to license its Distributed Wireless Call Processing System technology.

          On December 31, 1999, The Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. Infotel also engages in telephone system integration and engineering projects. In September 2000, the Argentine government revoked all MMDS licenses including those issued to Infotel Argentina, S.A. In March 2001, the government temporarily reinstated our licenses, subject to our ability to comply with certain governmental provisions within 120 days. Although we are diligently attempting to comply within 120 days, we cannot be certain, based on our present financial condition, that we will be able to fully comply.

          On February 29, 2000, the Company purchased 100% of Digital Way S.A. a Peruvian telecommunications company. Digital Way holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

          The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries are Infotel Argentina, S.A., of Argentina, and Digital Way, S.A., of Peru.

          For the three months ended March 31, 2001, financial information from Infotel Argentina, S.A. is not available; consequently, the financial information for this period is not included in these consolidated financial statements.

NOTE 2 - COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSACTIONS

          Total other comprehensive loss was $34 for the three months ended March 31, 2001. There was no other comprehensive income or loss for the three months ended March 31, 2000.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

          The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

NOTE 4 - RISKS AND UNCERTAINTIES

          In May 2001, our partners in India and Thailand expressed concerns about our ability to satisfy our contractual obligations under their respective contracts. While we remain committed to expanding our relationships in India and Thailand, due to our present financial condition, we may be unable to do so in the capacity that we originally planned.

Item 2. Management's Discussion and Analysis

Special Note Regarding Forward Looking Statements

          Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). World Wide Wireless Communications, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. We cannot assure that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

We will require substantial additional capital in the short term to remain a going concern.

          We will require substantial short term outside investment on a continuing basis to finance our current operations and capital expenditures as well as the acquisition of additional spectrum and licenses. Our revenues for the foreseeable future may not be sufficient to attain profitability. In the three years since we began operations, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2000 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to continue to finance our working capital requirements we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We may not be able to obtain permission to use two-way transmission for our wireless service in certain locations, thereby making our services significantly less attractive to potential customers.

          We believe that it is important for us to obtain the right to conduct two-way transmissions through the radio transmission frequencies for which we acquire licenses. None of our present channel leases in the United States allow for two-way transmissions. Permission to conduct two-way transmissions must be obtained from the Federal Communications Commission, and the rules of the FCC require that we file applications with the FCC to receive permission to conduct two-way transmissions through these frequencies. In August of 2000, we filed six applications for permission to conduct two way transmissions with the FCC for the areas of Vail and Aspen, Colorado, Grand Rapids, Michigan, Key West, Florida, Pierre, South Dakota and Ukiah, California. In April 2001, the licenses for four of these markets, Vail, Colorado, Grand Rapids, Michigan, Pierre, South Dakota, and Ukiah, California were granted. The remaining applications for Aspen, Colorado and Key West, Florida are currently pending. However, we cannot be certain that the licenses will be granted. The application process required us to engineer a network configuration and channel-use plan for these frequencies in each market where we intend to launch a two-way system. Pursuant to our applications, we were required to meet FCC interference protection rules or obtain the consent of other licensees in these markets and adjacent markets. Despite the FCC approval of five of our license applications, we cannot be certain that:

     o We will be able to complete the necessary processes to enable us to complete two-way applications for each of our markets.

     o We will be able to obtain the necessary cooperation and consents from licensees in our markets or adjacent markets to enable us to use our spectrum for two-way communication services.

     o The FCC will approve our remaining applications for Key West, Florida or Aspen, Colorado.

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

Although our new distributed wireless call processing system has been deployed, it is still in its early stages.

          Our distributed wireless call processing system technology is in its early stages of deployment and we cannot be certain whether the system will receive substantial market acceptance. For these reasons, although we believe that our distributed wireless call process system is promising, an investor should not assume that the system will contribute positively to our business prospects or financial condition.

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

          We anticipate that a substantial percentage of our revenues will be derived from operations outside of the United States. Our reliance on international operations to obtain consents of local regulatory authorities, some of which may significantly delay or deny permitting us to operate in those jurisdiction, might inhibit our efforts in certain markets. For example, we will not be able to generate revenues from our operations in Argentina until such time as the governmental regulatory authority, the CNC, reinstates some or all our subsidiary's licenses. In early 2000, the government of Argentina announced that it was placing a freeze on all license transfer applications, which has effectively delayed consideration of our application. In September 2000, the government of Argentina revoked licenses for certain lower transmission frequencies, for all communication carriers, including those of our subsidiary, Infotel Argentina, S.A. In March 2001, the government temporarily reinstated our licenses, subject to our ability to comply with certain governmental provisions within 120 days. Although we are diligently attempting to comply within 120 days, we cannot be certain, based on our present financial condition, that we will be able to fully comply. Our inability to conform to these requirements could either prevent us from conducting our planned operations in Argentina or materially adversely affect our ability to do so. Our prospective operations in other jurisdictions are also subject to receipt of government approval, which we cannot ensure that we will receive.

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

     o lack of clear rules and regulations governing the issuance of licenses and standards for their operation; and

     o    fluctuating exchange rates.

We are inexperienced in operating a business internationally, which could cause us to fail to develop our international operations successfully.

          We intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our products and services abroad. There is a risk that we will not be able to expand due to this inexperience. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. This could be reflected in a loss to all investment.

If we do not develop system features in response to customer requirements, customers may not wish to use our services, which would seriously harm our business.

          The broadband wireless access industry is rapidly evolving and is subject to technological change and innovation. These changes require providers of broadband services to adopt new technologies quickly or modify existing technologies to maintain service and market products. Compliance with these changes may cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner or market our products, which could seriously harm our business.

Results of Operations

Three and Six Months Ended March 31, 2001 Compared to Three and Six Months Ended March 31, 2000

          Revenue for the three and six months ended March 31, 2001 was $84,863 and $401,454 respectively, as compared with revenue of $497,039 for both the three and six months ended March 31, 2000. The revenue of $497,039 was earned in the three months ended March 31, 2000. The decrease in revenue for the three months ended March 31, 2001, over the same period in 2000 is due to the unavailability of financial information from our Argentine subsidiary for the three months ended March 31, 2001.

          Cost of goods sold for the three and six months ended March 31, 2001 was $14,597 and $270,793, as compared with $222,000 for the three and six months ended March 31, 2000. This increase in cost of goods sold is primarily attributable to the initiation of internet service in the Peruvian subsidiary.

          Operating losses for the three months and six months ended March 31, 2001 were $1,858,862 and $3,658,478 as compared to $1,388,470 and $2,217,659 for the three and six months ended March 31, 2000. The $470,392 increase in operating losses for the three months ended March 31, 2001, as well as the increase in operating losses for the six months ended March 31, 2001 of $1,440,519, is due primarily to expenses generated by our foreign subsidiaries and increased demand by the parent company in expanding the business and managing the foreign subsidiaries.

          Net losses for the three and six months ended March 31, 2001 were $1,905,225 and $3,736,491 as compared with $1,388,296 and $2,217,485 for the three and six months ended March 31, 2000.

Liquidity and Capital Resources

          On March 31, 2001 the Company had cash and cash equivalents of $891,824 compared with $984,274 as of December 31, 2000. The decrease during the three months in cash and cash equivalents of $92,450 is due to equipment installation costs of $728,609, and cash used in operating activities of $2,697,458, reduced by sales of capital stock and other financing activities which generated $1,206,741 during the quarter.

          The Company's primary capital needs are to fund the completion of its business plan to develop broadband wireless and other telecommunications services. We estimate that the Company needs approximately $4,000,000 to sustain operations for another 12 months. In order to finance our working capital requirements, we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. In view of this fact, our auditors have stated in their report from the period ended September 30, 2000, that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

          On August 10, 2000, we agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, we agreed to issue an additional 608,000 shares of common stock to the investors, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. We also agreed to change the floor price to $1.00 for the period between August 10, 2000 and October 14, 2000, $0.64 from the period between October 14, 2000 and April 14, 2001 and zero thereafter.

          On November 15, 2000, the investors agreed to modify the transaction documents in accordance with our request and agreed to waive any breach of the original Securities Purchase Agreement and the first amendment by us which occurred prior to the closing date of the Second Amendment. In consideration for these concessions, we agreed to increase the principal amount of the debentures held by the investors to $6,720,000 and to issue 3,996,113 additional restricted shares of common stock to the investors. The investors have returned to the company 760,000 previously issued shares of common stock in exchange for the issuance of new debenture certificates reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. Further, we also agreed to remove the floor price on the 4% convertible debentures previously issued sand to decrease the price of the warrants to $.1012.

          We signed a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of our common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Grenville Finance Ltd. committed up to $50 million to purchase our common stock over a twenty-four month period. Once every 22 trading days, we may request a draw down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw down must be at least $50,000, and there must be a seven trading day waiting period between draw downs. The amount of money that Grenville Finance Ltd. will provide to us and the number of shares we will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen percent discount to the volume weighted average stock price for that 22 day period We will receive the amount of the draw down less an escrow agent fee of $750 for each draw down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000,000 shares of our common stock at an exercise price of $0.265 per share. We may not be able to draw down at all if we fail to meet certain preconditions set out in the equity line of credit agreement.

          On February 11, 2001, we entered into a Stock Purchase Agreement with two investors for the purchase of four million shares of common stock we offered at $0.125 per share through our Post Effective Amendment Form SB-2 Registration Statement. The total purchase price was $500,000.

          On March 29, 2001, we entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. The investors agreed to purchase $750,000 principal amount of 8% convertible debentures and we agreed to issue warrants to purchase 50,000 shares of common stock for each $100,000 principal amount purchased by the investors and issued warrants to purchase a total of 375,000 shares. The exercise price on the warrants shall be 115% of the average of the five bid prices immediately prior to March 29, 2001. The term of the warrants is for three years. Under the agreement, we also agreed to remove the floor price on the 4% convertible debentures previously issued and to decrease the price of the warrants to $.1012. In addition, we pledged certain U.S. licenses and leases as collateral against these debentures.

Plan of Operations

          We are considering alternatives to our present business strategy, which include, but are not limited to modifications of our business plan and the possible sale or licensing of certain assets. Specific components of the modified new business plan could include a significant reduction in our selling, general and administrative expenses, additional equity investment, recapitalization and additions to the current management of the company. These changes would allow us to generate additional revenues, as well as to focus on more successful aspects of our business plan. We cannot provide assurance that implementing the modified business plan, even with the successful execution of all the components of the new plan, will lead the company to profitability. If we cannot successfully integrate an alternative business plan in the near future, our current financial condition may require other alternatives, including, but not limited to selling certain assets of the Company or filing for Chapter 11 bankruptcy protection.

          Due to the substantial operating losses we incurred during the fiscal year ended September 30, 2000 and the past two quarters, as well as the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the company to continue to operate its business.

          On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. In connection with the loan, we agreed to pledge certain U.S. licenses and leases as collateral. According to the terms of the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants.

          Assuming our financial condition warrants such expansion, during the next 12 months we intend to initiate and expand licensed operations in Grand Rapids, Michigan, Vail, Colorado, Ukiah, California, and Pierre, South Dakota. Internationally, we intend to focus primarily in Peru, India, and Thailand, as well as Argentina, assuming that our licenses are restored. We are considering selling certain limited assets. We anticipate that our expansion will involve the purchase of significant equipment in these markets and estimate that the expenditure will be approximately $15,000,000 to $25,000,000. We currently have 4 full-time employees and 3 consultants at our headquarters office and approximately 30 additional full time employees in the offices of our subsidiaries. We anticipate hiring more employees as we enter new markets.

PART 2.  Other Information

Item 1.  Legal Proceedings

          On March 30, 2001, a Notice of Lien attaching our bank account was served by Management Recruiters of the Silicon Valley, Inc. Management Recruiters of the Silicon Valley, Inc. claims that we owe them $63,900. We deny this claim and will respond accordingly.

          On April 19, 2001, we were served with a complaint alleging unjust enrichment and a violation of California Business and Professions Code by Broad Horizons, Inc., a Florida corporation. The complaint stems from allegations that we improperly received monetary benefits from our acquisition of Comunicacoes 100Fio, Ltda, a Brazilian corporation, and our subsequent relations with Luis Cuza, a former vice-president and director of Broad Horizons, Inc. Broad Horizons, Inc. seeks restitution and disgorgement of all profits that we have received from our ownership of the licenses, as well as attorneys fees. We deny these allegations and will file an appropriate answer.

          We have been threatened with litigation by Ridge Capital, an investor of the Company. Ridge Capital claims, pursuant to negotiations with the Company, that we owe it 4,000,000 shares of common stock as settlement for failure to timely register its stock. We are currently researching this claim.

Item 2.  Changes in Securities and Use of Proceeds

          On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. In connection with the loan, we agreed to pledge certain U.S. licenses and leases as collateral. According to the terms of the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No underwriters were involved in the issuance and no commissions were paid. The registration of these shares is pending before the Securities and Exchange Commission pursuant to our Form SB-2 Registration Statement.

          We signed a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of our common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Grenville Finance Ltd. committed up to $50 million to purchase our common stock over a twenty-four month period. Once every 22 trading days, we may request a draw down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw down must be at least $50,000, and there must be a seven trading day waiting period between draw downs. The amount of money that Grenville Finance Ltd. will provide to us and the number of shares we will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen percent discount to the volume weighted average stock price for that 22 day period We will receive the amount of the draw down less an escrow agent fee of $750 for each draw down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000,000 shares of our common stock at an exercise price of $0.265 per share. We may not be able to draw down at all if we fail to meet certain preconditions set out in the equity line of credit agreement.

          On February 11, 2001, we entered into a Stock Purchase Agreement with two investors for the purchase of four million shares of common stock we offered at $0.125 per share through our Post Effective Amendment Form SB-2 Registration Statement. The total purchase price was $500,000.

          On March 29, 2001, we entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. The investors agreed to purchase $750,000 principal amount of 8% convertible debentures and we agreed to issue warrants to purchase 50,000 shares of common stock for each $100,000 principal amount purchased by the investors and issued warrants to purchase a total of 375,000 shares. The exercise price on the warrants shall be 115% of the average of the five bid prices immediately prior to March 29, 2001. The term of the warrants is for three years. Under the agreement, we also agreed to remove the floor price on the 4% convertible debentures previously issued and to decrease the price of the warrants to $.1012. In addition, we pledged certain U.S. licenses and leases as collateral against these debentures.

          On April 20, 2001, pursuant to a settlement agreement between the Company and Douglas P. Haffer, our former chief executive officer and chairman of the board, we repriced the exercise price for two separate grants of stock options to Mr. Haffer. Previously, Mr. Haffer held two 800,000 grants of stock options, with an exercise price of $1.62 and $.095. Pursuant to the settlement agreement, the exercise price for these options were repriced to $.01 and $.036, respectively. In addition, the Company agreed to pay Mr. Haffer $77,000 in severance pay for the release of his right to a "golden parachute" in an amount exceeding $1,000,000. In exchange, and upon execution of the settlement agreement, Mr. Haffer agreed to resign from his executive positions with the Company and its subsidiaries and from his seat on their respective board of directors.

Item 3.  Defaults Upon Senior Securities

          The Company may be in default under its Senior Secured Convertible Debentures and Warrants Purchase Agreement. This Agreement requires the Company to maintain in reserve no less than 200% of the registered conversion shares necessary to satisfy the outstanding debentures held by the investors. The Company currently holds less than 200% in reserves. Under the terms of the Agreement, the Company has 60 days to increase its reserves. Accordingly, the Company plans to file and submit a Form SB-2 Registration Statement with the Securities and Exchange Commission in order to register additional reserve shares.

Item 4.  Submission of Matters to a Vote of Security Holders

          On March 1, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders were requested to approve the following proposals, and approval was received on each item:

     1. To elect six directors nominated to serve until the next Annual Meeting of Shareholders and until their respective successors are elected and qualified:

               Candidate                 For             Withheld
               ---------                 ---             --------

          o    John Cutter               53,003,290      528,743

          o    Douglas Haffer            52,995,688      536,345

          o    Robert Klein              52,998,178      533,855

          o    Sonny Rath                52,998,190      533,843

          o    Ramsey Sweis              53,033,088      528,945

          o    Andy Reckles(1)           52,990,590      541,443

          (1) Mr. Reckles withdrew his name from consideration prior to the Meeting.

     2. To approve an amendment to the Articles of Incorporation to increase the authorized common stock of the Company to 300,000,000 shares:

          For:  52,812,091       Against: 673,272      Abstain: 460,670

     3. To approve an amendment to the Articles of Incorporation to authorize the Company to issue up to a maximum of 10,000,000 shares of Preferred
          Stock:

          For:  52,461,591       Against: 967,754      Abstain: 402,688

     4.   To approve the Company's 2001 Stock Option Plan:

          For:  52,038,884       Against: 937,036      Abstain: 556,113

     5. To ratify the appointment of Rueben E. Price & Co. as the independent auditors of the Company:

          For:  53,198,968       Against: 105,005      Abstain: 228,060

Item 5.  Other Information

          In this first quarter of 2001, the board of directors elected an audit committee, consisting of an interested director, John Cutter, and two disinterested directors, Ramsey Sweis, and Robert Klein.

          On May 8, 2001, the board of directors appointed John Cutter as interim Chief Executive Officer, Chief Financial Officer, and Chairman of the board of directors of the Company.

Item 6.  Exhibits

EXHIBIT NO.       DOCUMENT
----------        --------

*         3.1     Articles of Incorporation.

*         3.2     Amendment to Articles of Incorporation

*         3.3     Amendment to Articles of Incorporation.

*         3.4     By-laws.

**        4.1     World Wide Wireless Communications, Inc. Incentive Stock
                  Option Plan

*         4.2     Security Purchase Agreement Among World Wide Wireless
                  Communications, Inc. and the Purchasers Named Therein dated
                  April 14, 2000.

*         4.3     Registration Rights Agreements Among World Wide Wireless
                  Communications, Inc. and the Purchasers Named Therein.

***       4.4     Amendment to the Securities Purchase Agreement dated
                  August 10, 2000 entered into between World Wide Wireless
                  Communications and the selling shareholders named therein.

**        4.5     Second Amendment dated November 15, 2000 to the Securities
                  Purchase Agreement between World Wide Wireless
                  Communications, Inc. and the Purchases Named Therein.

******    4.6     Senior Secured Convertible Debenture and Warrant Purchase
                  Agreement between World Wide Wireless Communications, Inc.
                  and the Purchases Named Therein dated March 27, 2001.

****      4.7     Common Stock Purchase Agreement between World Wide Wireless
                  Communications, Inc. and Grenville Finance Ltd. dated
                  January 26, 2001.

EXHIBIT NO.       DOCUMENT
----------        --------

****      4.8     Registration Rights Agreement between World Wide Wireless
                  Communications, Inc. and Grenville Finance.

*****     4.9     Loan Agreement between Andrew Corporation and World Wide
                  Wireless Communications, Inc.

****      4.10    Common Stock Purchase Agreement between World Wide Wireless
                  Communications, Inc. and Andrew Reckles.

****      4.11    Common Stock Purchase Agreement between World Wide Wireless
                  Communications, Inc. and Paul Manasian.

*****     4.12    Registration Rights Agreement between Andrew Corporation and
                  World Wide Wireless Communications, Inc.

******    4.13    Stock Purchase Warrant to Purchase Shares of World Wide
                  Wireless Communications, Inc. for Keshet Fund, L.P.

******    4.14    Stock Purchase Warrant to Purchase Shares of World Wide
                  Wireless Communications, Inc. for Splendid Rock Holdings Ltd.

******    4.15    Stock Purchase Warrant to Purchase Shares of World Wide
                  Wireless Communications, Inc. for Endeavor Capital Management
                  Fund, S.A.

******    4.16    Stock Purchase Warrant to Purchase Shares of World Wide
                  Wireless Communications, Inc. for Alpha Capital, A.G.

*         10.1    Lease Agreement Between World Wide Wireless Communications,
                  Inc.and Shekinah Network.

*         10.2    South Bend MMDS Lease Agreement.

*         10.3    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Vail, Colorado.

*         10.4    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Aspen, Colorado.

*         10.5    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Grand Rapids, Michigan.

*         10.6    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network La Grande, Oregon.

*         10.7    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Pierre, South Dakota.

*         10.8    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Ukiah, California.

*         10.9    Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Key West, Florida.

**        10.10   Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Hilo, Hawaii.

**        10.11   Lease Agreement Between World Wide Wireless Communications,
                  Inc. and Shekinah Network Hot Springs, Arkansas.

EXHIBIT NO.       DOCUMENT
----------        --------

**        10.12   Supply Agreement between World Wide Wireless Communications,
                  Inc. and Andrew Corporation dated March 13, 2000.

*******   19.1    2001 World Wide Wireless Communications, Inc. Proxy Statement.







      * Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 31, 2000.

     ** Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 15, 2000.

    *** Filed with the annual report on Form 10-KSB filed with the Securities and Exchange Act on December 28, 2000.

   **** Filed with the quarterly report filed on Form 10-QSB filed with the Securities and Exchange Commission on February 20, 2001.

  ***** Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on March 15, 2001.

 ****** Filed with the Form 8-K filed with the Securities and Exchange Commission on April 5, 2001.

*******   Filed with the Securities and Exchange Commission on February 15,
          2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wide Wireless Communications, Inc.
----------------------------------------
Registrant

Date:  May 14, 2001                    By: /s/ John Cutter
                                           -----------------------
                                           John Cutter
                                           Chief Executive Officer
                                           Chief Financial Officer