Form 10QSB
period 2001-06-30
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2001-08-20
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
     JUNE 30, 2001

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

                                 EUGENE I. DAVIS
                           520 Third Street, Suite 101
                                Oakland, CA 94607
                                -----------------
                    (Address of principal executive offices)

                                 (510) 839-6100
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                    Class                      Outstanding as of June 30, 2001
                    -----                      -------------------------------

     Common Stock, $.001 par value                      118,658,025


Transitional Small Business Disclosure Format:       Yes____     No__X__

Part I.  FINANCIAL INFORMATION                                                  World Wide Wireless
Item 1.  FINANCIAL STATEMENTS                                          Communications, Inc. & Subsidiaries
                                                                       Condensed Consolidated Balance Sheet
                                                                      June 30,                   September 30,
                                                                        2001                          2000
                                                                        ----                          ----
                                                                    (unaudited)                   (see note 1)
                                                                    -----------                   ------------
Current Assets:
      Cash & cash equivalents                                   $          233,584          $    3,111,150
      Other current assets                                                 574,746               1,653,408
                                                                 -------------------    ---------------------------------
           Total Current Assets                                            808,330               4,764,558
                                                                 -------------------    ---------------------------------
Frequency licenses                                                       1,175,067               1,175,067
                                                                 -------------------    ---------------------------------
Option on frequency licenses                                               500,000                 500,000
                                                                 -------------------    ---------------------------------
Deposit in acquisition                                                     395,012                 395,012
                                                                 -------------------    ---------------------------------
Fixed Assets:
      Equipment                                                          3,447,037               2,466,736
      Furniture and fixtures                                               159,383                  91,938
      Leasehold improvements                                               424,710                 424,710
      Less: Accumulated depreciation & amortization                       (404,759)               (176,234)
                                                                 -------------------    ---------------------------------
           Total Fixed Assets                                            3,626,371               2,807,150
                                                                 -------------------    ---------------------------------
Other assets
      Security deposit for leaseback contract                            1,693,914                       -
      Other                                                                 64,861                  61,775
                                                                 -------------------    ---------------------------------
           Total Other Assets                                            1,758,802                  61,775
                                                                 -------------------    ---------------------------------
               Total Assets                                     $        8,263,555               9,703,562
                                                                 ===================    =================================

                                              Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable, trade                                   $        1,149,284     $         1,645,829
      Accrued expenses                                                   1,099,520                 715,720
      Current portion of contract payable - Leaseback                      561,457                       -
                                                                 --------------------   ---------------------------------
          Total Current Liabilities                                      2,810,261               2,361,549
                                                                 --------------------   ---------------------------------
Long-term Liabilities:
    Convertible debentures                                               5,478,041               5,227,678
    Long -term portion of contract payable - Leaseback                   1,135,577                       -
                                                                 --------------------   ---------------------------------
           Total Long-term Liabilities                                   6,613,618               5,227,678
                                                                 --------------------   ---------------------------------
               Total Liabilities                                         9,423,879               7,589,227
                                                                 --------------------   ---------------------------------
Commitments and Contingencies                                                    -                       -
Minority interest                                                          115,150                 115,150
                                                                 --------------------   ---------------------------------
Stockholders' Equity:
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 118,658,025 issued and
      Outstanding                                                          118,660                  86,264
   Additional paid-in capital                                           18,538,947              17,069,330
   Accumulated deficit                                                 (19,921,071)            (15,155,249)
   Accumulated other comprehensive (loss)                                  (12,010)                 (1,160)
                                                                 --------------------   ---------------------------------
       Total Stockholders Equity                                        (1,275,474)              1,999,185
                                                                 --------------------   ---------------------------------
             Total Liabilities and Stockholders' Equity         $        8,263,555    $          9,703,562
                                                                 ====================   =================================

                                                         World Wide Wireless Communications, Inc. &
                                                                        Subsidiaries
                                                             Condensed Consolidated Statement of
                                                                         Operations
                                                                         UNAUDITED


                                                 Three Months Ended                          Nine Months Ended
                                                      June 30,                                    June 30,

                                              2001                 2000                  2001                  2000
                                        ------------------   -----------------    -------------------   -------------------
Revenue                                $      155,347       $        166,998     $         556,801     $          664,037
Cost of goods sold                             43,008                 62,964               313,801                284,964
                                        ------------------   -----------------    -------------------   -------------------
Gross profit                                  112,339                104,034               243,000                379,073
Operating expenses                          1,078,030              1,488,990             4,867,169              3,981,688
                                        ------------------   -----------------    -------------------   -------------------
Operating income
(loss)                                       (965,691)            (1,384,956)           (4,624,169)            (3,602,615)
Interest income
(expense)                                     (63,641)                30,885              (141,654)                31,059
                                        ------------------   -----------------    -------------------   -------------------

Net profit (loss)                      $   (1,029,332)      $     (1,354,071)    $      (4,765,823)    $       (3,571,556)
                                        ==================   =================    ===================   ===================

Basic and diluted loss per
share                                  $        (0.01)      $          (0.02)    $           (0.04)    $            (0.05)
                                        ==================   =================    ===================   ===================

Number of shares
used in computing
basic and diluted loss
per share                                 118,658,025             83,450,022           118,658,025             78,306,567
                                        ==================   =================    ===================   ===================


                            World Wide Wireless Communications, Inc. & Subsidiaries
                                Condensed Consolidated Statement of Cash Flows
                                                   UNAUDITED
                                                                      For the Nine           For the Nine
                                                                      Months Ended           Months Ended
                                                                        June 30,               June 30,
                                                                         2001                   2000
                                                                  -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $ (4,765,823)         $ (3,571,556)
    Adjustments to reconcile net loss from
    operations to net cash used by activities:
       Other comprehensive (loss)                                          (10,850)                    -
       Common stock issued for services                                    106,250                15,910
       Depreciation and amortization expense                               228,525                83,068
       Interest payable added to principal of
       debentures                                                          196,036                     -
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                                     306,977                     -
       (Increase) in other assets                                         (768,598)             (361,663)
       (Decrease) in accrued expenses
       and accounts payable                                               (112,743)             (264,622)
                                                                  -------------------    --------------------

       Net Cash (Used) by Operating
       Activities                                                       (3,283,030)           (4,098,863)
                                                                  -------------------    --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
       Security deposit on leaseback                                    (1,693,914)                    -
       Acquisition of frequency licenses                                         -            (2,279,699)
       Purchase of fixed assets                                         (1,349,726)           (1,327,326)
                                                                  -------------------    --------------------

       Net Cash (Used) by Investing
       Activities                                                       (3,043,640)           (3,607,025)
                                                                  -------------------    --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Proceeds from sale and leaseback of assets                           1,999,014                     -
    Proceeds from issuance of common
    stock                                                                  456,741             6,540,992
    Proceeds from debentures                                               993,349             3,280,000
    Proceeds from issuance of warrants                                           -               676,400
                                                                  -------------------    --------------------

       Net Cash Provided by Financing Activities                         3,449,104            10,497,392
                                                                  -------------------    --------------------


NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                               (2,877,566)            2,791,504

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                               3,111,150               275,082
                                                                  -------------------    --------------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                  $    233,584          $  3,066,586
                                                                  ===================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                  $          -          $          -
       Income taxes paid                                              $          -          $          -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
       Interest accrued on debentures,
       added to the principal of the
       debentures                                                     $    196,036          $          -
       Debentures converted to capital
       stock                                                          $    939,022          $          -

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

                                  ORGANIZATION
                                  ------------

     The consolidated financial statements presented are those of World Wide Wireless Communications, Inc. and its subsidiaries, Infotel Argentina, S.A. and Digital Way, S.A. We are engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally. We also plan to license our proprietary Distributed Wireless Call Processing System technology.

     On December 31, 1999, we acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities, including Buenos Aires. In September 2000, the Argentine government revoked all MMDS licenses, including those issued to Infotel Argentina, S.A. In March 2001, the government temporarily reinstated our licenses, and then, in May 2001, may have issued another hold on the licenses. Although we have taken all steps necessary to reinstate the licenses in Argentina, it is unclear at this point whether we will satisfy all the conditions necessary for the re-issuance of our licenses. Consequently, operations in Argentina have been temporarily suspended pending the resolution of this matter with the Argentine government.

     On February 29, 2000, we purchased 100% of Digital Way S.A., a Peruvian telecommunications company. Digital Way holds MMDS licenses in the Lima-Callao area, and also holds local and international long distance telephone licenses. In June of 2001, we received a notice of default from the Sellers of Digital Way, claiming a breach of the terms of our purchase agreement. We dispute those claims and are currently negotiating with the Sellers to resolve the situation. Recently, we have become aware of a series of transactions that may not have been properly authorized and may involve the misappropriation of certain assets by certain Peruvian affiliates of Digital Way. Although we have not yet reached a final determination, we are investigating the matter and will take appropriate action when necessary.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

     Our accounts and the accounts of our consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries are Infotel Argentina, S.A., of Argentina, and Digital Way, S.A., of Peru.

     For the three months ended June 30, 2001, financial information from Infotel Argentina, S.A. is not available; consequently, the financial information for this period is not included in these consolidated financial statements.

NOTE 2 - COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSACTIONS

     Total comprehensive loss was $7,928 for the three months ended, June 30, 2001. There was no comprehensive income or loss for the three months ended, June 30, 2000.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

     The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

NOTE 4 - LEASEBACK TRANSACTION - PERU

     On May 17, 2001, our Peruvian subsidiary, Digital Way, S.A., entered into a sale-leaseback arrangement with Bco. Continental involving virtually all of Digital Way's fixed assets and equipment. The transaction generated a sale/use tax refund of $360,800 less commissions and fees of approximately $55,700, for a net benefit of $305,100. The principal amount of $1,694,000 was deposited in a restricted interest bearing security deposit account held by Bco. Continental to guarantee future lease payments, and from which the quarterly lease payments of $169,387 will be paid. The first quarterly payment is due August 17, 2001 and payments continue until May 17, 2004.

NOTE 5 - CONVERSION OF DEBENTURES

     Commencing on April 10, 2001 through June 30, 2001, debenture holders exercised their option to convert $939,022 of debentures into 23,927,730 shares of common stock.

NOTE 6 - ANALYSIS OF POSSIBLE RECEIVABLE FROM OR PAYABLE TO FORMER OFFICER

     During the quarter, Douglas Haffer was replaced as CEO and Chairman of the Board. A release from liability was given to Mr. Haffer as part of his severance package; however, the issue of how much compensation he received during his tenure and, thus, what should be reported to the Internal Revenue Service, is still under review. It will not be known if any material amounts of compensation are involved until an audit of the various accounts involved is completed. Because this audit is still in progress no receivable or payable has been recorded.

Item 2.  Management's Discussion and Analysis

Forward Looking Statements

     Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves to certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the prospects expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. We cannot assure that any of our expectations will be realized, and actual results and occurrences may differ materially from our expectations as stated in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Current Financial Condition and New Management

     We will require substantial short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

     In addition, in May 2001, our partners in India and Thailand expressed concerns about our ability to satisfy our contractual obligations under their respective contracts. Due to our present financial condition as outlined above, we may be unable to fulfill these obligations.

     In light of these facts, we recently announced that we are actively engaged in a number of efforts to revise our business plan in order to develop a viable alternative in today's difficult funding environment. Following an extensive review of our assets, operations and capital structure and continuing conversations with our creditors and staff, we have come to the conclusion that we will be best served by a redirection of our strategic plan. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company.

     In keeping with this goal, our success depends to a significant extent on the performance and continued service of our senior management and certain key consultants. On April 20, 2001, Douglas P. Haffer resigned as our Chief Executive Officer, Chief Financial Officer and President. Following Mr. Haffer's resignation, Jack Cutter was appointed interim Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Cutter's goal was to find a capable replacement for Mr. Haffer and to reduce expenses. Accordingly, on July 22, 2001, Mr. Cutter resigned and Eugene I. Davis, who has extensive experience in work-outs, was appointed as our President and Chief Executive Officer, and was unanimously elected to our Board of Directors and appointed as its Chairman. In addition to serving as our CEO, Mr. Davis was appointed to serve as CEO for all of our subsidiaries. To assist him, Mr. Davis nominated Harry R. Kraatz to serve as a member of the Board of Directors, with such nomination being promptly approved by the remaining Board members. The loss of services of, or a material reduction in, the amount of time devoted to our business by Mr. Davis or other members of our senior management could adversely affect our operations and financial condition.

Status of Our Outstanding Capital Stock

     Since our shares began trading on the OTC Bulletin Board in 1997, the prices for our shares have fluctuated widely. Some of the factors which may explain these variations include the following:

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

     Recently we have become aware that our stock may be delisted by the Over the Counter Bulletin Board (OTCBB) if we are not able to comply with the reporting requirements necessary for being listed on the OTCBB. Due to our subsidiary in Argentina's inability to provide us with appropriate financials, our financial reports may not satisfy reporting requirements. If we are delisted, it could have an adverse effect on the market for our stock, as well as the price of our stock.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenue for the three and nine months ended June 30, 2001 was $155,347 and $556,801 respectively, as compared with revenue of $166,998 and $664,037 for the three and nine months ended June 30, 2000. The revenue for the three and nine months ended June 30, 2001 is due primarily to the expansion of internet service offered by our Peruvian subsidiary.

Cost of goods sold for the three and nine months ended June 30, 2001 was $43,008 and $313,801, as compared with $62,964 and $284,964 for the three and nine months ended June 30, 2000.

Operating losses for the three and nine months ended June 30, 2001 were $956,691 and $4,624,169, as compared to $1,384,956 and $3,602,615 for the three and nine months ended June 30, 2000. The $419,265 decrease in operating losses for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is due primarily to reduced payroll and other operating expenses of our domestic operation. The $1,021,554 increase in operating losses for the nine months ended June 30, 2001, as compared to the nine months ended June 30, 2000, is due primarily to expenses generated by our foreign subsidiaries and increased demand by the parent company in managing the foreign subsidiaries.

Net losses for the three and nine months ended June 30, 2001 were $1,029,332 and $4,765,823, as compared with $1,354,071 and $3,571,556, for the three and nine months ended June 30, 2000.

Liquidity and Capital Resources

     On June 30, 2001, we had cash and cash equivalents of $233,584, compared with $3,111,150 as of September 30, 2000. The decrease during the nine months in cash and cash equivalents of $2,877,566 is due primarily to cash used in operating activities. The increase in Capital Stock of $32,396 and Additional Paid In Capital of $1,469,617 is attributable primarily to owners of debentures converting their holdings into common stock.

     Our primary capital needs are to fund the completion of our revised business plan. There can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing, we may not be able to continue as a viable concern. In view of this fact, our auditors have stated in their report from the period ended September 30, 2000, that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

     On April 20, 2001, pursuant to a settlement agreement between the company and Douglas P. Haffer, our former chief executive officer and chairman of the board, we repriced the exercise price for two separate grants of stock options to Mr. Haffer. Previously, Mr. Haffer held two 800,000 grants of stock options, with an exercise price of $1.62 and $0.095. Pursuant to the settlement agreement, the exercise prices for these options were repriced to $0.01 and $0.036, respectively. In addition, the company agreed to pay Mr. Haffer $77,000 in severance pay for the release of his right to a "golden parachute," which was for an amount exceeding $1,000,000. In exchange, and upon execution of the settlement agreement, Mr. Haffer agreed to resign from his executive positions with us and our subsidiaries and from his seats on our boards of directors.

     On June 13, 2001, we issued a drawdown notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between us and Grenville Finance Ltd. This notice offered to sell up to $130,000 of our common stock to Grenville Finance Ltd. based on the formula in the stock purchase agreement, during the 22 day period beginning on June 13, 2001 and ending on July 16, 2001, but at not less than $0.015 per share. As part of our drawdown notice, Grenville Finance Ltd. Purchased 7,092,248 shares of our common stock. These purchases resulted in aggregate proceeds of $130,000 being paid and released from escrow to us by Grenville Finance Ltd. Additionally, as part of the purchase, Grenville Finance Ltd. received warrants to purchase up to 15,000,000 shares of our common stock with an exercise price of $0.2650 per share. An 8% placement fee payable to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd. was also paid, along with a $750 escrow agent fee.

     We are currently in the process of filing an SB-2 with the SEC to register additional shares of common stock. We plan to register 70,000,000 shares of common stock. These shares are being registered in order to cover approximately 20% of the remaining 4% Convertible Debentures held by the debentureholders.

Plan of Operations

     We recently announced that we are actively engaged in a number of efforts to revise our business plan in order to develop a viable alternative in today's difficult funding environment. Following an extensive review of our assets, operations and capital structure and continuing conversations with our creditors and staff, we have come to the conclusion that we will be best served by a redirection of our strategic plan. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company.

     As part of the new business strategy, Mr. Davis was appointed as our President and Chief Executive Officer, and was unanimously elected to our Board of Directors and appointed its Chairman. In addition to spearheading our revised business strategy, Mr. Davis has overseen the move of our offices to a smaller location in the same building in which we were previously located. In addition to reducing our rent by nearly $10,000 per month, this move will also result in return of approximately $60,000 in monies deposited to guarantee the original lease.

     In the last quarter, we negotiated a series of Forbearance Agreements with some of our major creditors. The Agreements cover approximately $9.5 of the approximate $10 million in debt held by such creditors. Under the terms of the Agreements, these creditors mutually agreed not take any action with respect to our debt for a period of not less than six (6) months, ending on January 22, 2002, subject to certain conditions, including submission and approval of a revised strategic business plan and similar forbearance by the holders of our other trade and related debt, currently totaling approximately $9.5 million.

     In addition, we executed a new bridge loan facility with certain of our current debentureholders. The bridge loan was for approximately $200,000, in the form of convertible debentures and warrants. The bridge facility is due and payable on May 21, 2002. Following the bridge loan, we entered into an equity line of credit with Grenville Finance Ltd. The equity line gives us limited ability to access a limited amount of additional funds. We may not be able to draw down at all if we fail to meet certain preconditions set out in the equity line of credit agreement. The amount of money that Grenville Finance Ltd. will provide to us and the number of shares we will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement.

     Our convertible debentureholders have agreed to continue to fund our operations until our evaluation of a plan for recovery is complete. They also agreed to continue the forbearance of their rights under our present events of default and to assist us in efforts to restructure ourselves without the need for bankruptcy court protection.

     We cannot provide assurance that implementing the modified business plan, even with the successful execution of all the components of the new plan, will lead us to profitability. If we cannot successfully integrate a new business plan in the near future, our current financial condition may dictate more drastic alternatives. As such, we may have to consider temporarily suspending operations, or filing for Chapter 11 bankruptcy protection.

     Due to the substantial operating losses we incurred during the fiscal year ended September 30, 2000 and the past three quarters, as well as the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to continue operations. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow us to continue to operate our business.

     On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants. Further, on July 23, 2001, we entered into an agreement with Andrew Corporation to resolve all our remaining indebtedness to Andrew. This agreement requires the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina. This agreement does not require the return of any equipment shipped by Andrew to Peru, where our subsidiary continues to provide service to an increasing number of customers.

     We currently have 2 full-time employees and 2 consultants at our headquarters office and approximately 25 additional full-time employees in the offices of our subsidiaries.

PART 2.  Other Information

Item 1.  Legal Proceedings

     On April 19, 2001, we were served with a complaint alleging unjust enrichment and a violation of California Business and Professions Code by Broad Horizons, Inc., a Florida corporation. The complaint stems from allegations that we improperly received monetary benefits from our intended acquisition of Comunicacoes 100Fio, Ltda, a Brazilian corporation, and our subsequent relations with Luis Cuza, a former vice-president and director of Broad Horizons, Inc., and a former member of our board of directors. We deny the allegations and plan to file a response to the complaint.

     On March 30, 2001, a Notice of Lien attaching our bank account was served by Management Recruiters of the Silicon Valley, Inc., in the amount of $63,900. We hired MRI to recruit a Chief Operating Officer. Pursuant to that agreement, we were obligated to pay $63,900, provided that the officer remain employed by us for a defined time period. Due to the termination of the officer's employment prior to the expiration of the defined time period, the fee is not due. We have not yet responded with legal action to the Notice of Lien.

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

     We have not been served with any other lawsuits at this time.

Item 2.  Changes in Securities and Use of Proceeds

     On January 14, 2001, we agreed to issue warrants to Andrew Corporation in connection with the Loan Agreement signed with them. We agreed to issue warrants to purchase no more than 500,000 and no less than 200,000 shares of common stock in lieu of interest on the loan. The exercise price is $0.23 and the warrants are exercisable until January 24, 2005. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No underwriters were involved in the issuance and no commissions were paid. These shares were ultimately registered.

     On July 23, 2001, we entered into an agreement with Andrew Corporation to resolve all the remaining indebtedness we owed to Andrew. This agreement requires the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina. This agreement does not require the return of any equipment shipped by Andrew to Peru where our subsidiary continues to provide service to an increasing number of customers.

     We signed a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of our common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Grenville Finance Ltd. committed up to $50 million to purchase our common stock over a twenty-four month period. Once every 22 trading days, we may request a draw down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw down must be at least $50,000, and there must be a seven trading day waiting period between draw downs. The amount of money that Grenville Finance Ltd. will provide to us and the number of shares we will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen percent discount to the volume weighted average stock price for that 22 day period. We will receive the amount of the draw down less an escrow agent fee of $750 for each draw down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000,000 shares of our common stock at an exercise price of $0.265 per share. We may not be able to draw down at all if we fail to meet certain preconditions set out in the equity line of credit agreement.

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

     On April 20, 2001, pursuant to a settlement agreement between the company and Douglas P. Haffer, our former chief executive officer and chairman of the board, we repriced the exercise price for two separate grants of stock options to Haffer. Previously, Haffer held two 800,000 grants of stock options, with an exercise price of $1.62 and $0.095. Pursuant to the settlement agreement, the exercise prices for these options were repriced to $0.01 and $0.036, respectively. In addition, the company agreed to pay Haffer $77,000 in severance pay for the release of his right to a "golden parachute," which was for an amount exceeding $1,000,000. In exchange, and upon execution of the settlement agreement, Haffer agreed to resign from his executive positions with us and our subsidiaries and from his seats on our boards of directors.

     On June 13, 2001, we issued a drawdown notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between us and Grenville Finance Ltd. This notice offered to sell up to $130,000 of our common stock to Grenville Finance Ltd. based on the formula in the stock purchase agreement, during the 22 day period beginning on June 13, 2001 and ending on July 16, 2001, but at not less than $0.015 per share. As part of our drawdown notice, Grenville Finance Ltd. Purchased 7,092,248 shares of our common stock. These purchases resulted in aggregate proceeds of $130,000 being paid and released from escrow to us by Grenville Finance Ltd. Additionally, as part of the purchase, Grenville Finance Ltd. received warrants to purchase up to 15,000,000 shares of our common stock with an exercise price of $0.2650 per share. An 8% placement was also paid to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd., along with a $750 escrow agent fee.

Item 3.  Defaults Upon Senior Securities

     On April 20, 2001, we entered into a Settlement Agreement and Mutual Release with our former CEO Douglas P. Haffer. Under the terms of the agreement, we are required to pay a severance package in the amount of $77,000 to Haffer, of which $30,000 was to be paid at the time the agreement was executed, then $10,000 per month for the next four months with a final payment of $7,000 on the fifth month. The monthly payments are due on the 15 of each month. If no payment is made by the 20 of any given month in which a payment is due, the entire balance is immediately due and payable with interest in the amount of 4% per month. We are currently in default of the Settlement Agreement with Haffer.

     Sonny Rath, our former employee and board member, claims that we owe him an alleged obligation of roughly $10,000. Rath maintains that we are in default of an agreement he has with us. We are currently investigating this matter.

Item 5.  Other Information

     On July 22, 2001, our Board of Directors appointed Eugene I. Davis as Chief Executive Officer and Chairman of the Board of Directors. Our board of directors also appointed Harry R. Kraatz to fill the vacancy created by the resignation of Robert Bowman. There is no other information to report on at this time.

Item 6.  Exhibits

   EXHIBIT NO.         DOCUMENT
   -----------         --------

*         3.1       Articles of Incorporation.

*         3.2       Amendment to Articles of Incorporation

*         3.3       Amendment to Articles of Incorporation.

*         3.4       By-laws.

**        4.1       World Wide Wireless Communications, Inc. Incentive Stock
                    Option Plan

*         4.2       Security Purchase Agreement Among World Wide Wireless
                    Communications, Inc. and the Purchasers Named Therein.

*         4.3       Registration Rights Agreements Among World Wide Wireless
                    Communications, Inc. and the Purchasers Named Therein.

***       4.4       Amendment to the Securities Purchase Agreement dated
                    August 10, 2000 entered into between World Wide Wireless
                    Communications and the selling shareholders named therein.

**        4.5       Second Amendment dated November 15, 2000 to the
                    Securities Purchase Agreement between World Wide Wireless
                    Communications, Inc. and the Purchases Named Therein.

******    4.6       Senior Secured Convertible Debenture and Warrant
                    Purchase Agreement between World Wide Wireless
                    Communications, Inc. and the Purchases Named Therein dated
                    March 27, 2001.

****      4.7       Common Stock Purchase Agreement between World Wide
                    Wireless Communications, Inc. and Grenville Finance Ltd.
                    dated January 26, 2001.

****      4.8       Registration Rights Agreement between World Wide
                    Wireless Communications, Inc. and Grenville Finance.

*****     4.9       Loan Agreement between Andrew Corporation and World Wide
                    Wireless Communications, Inc.

****      4.10      Common Stock Purchase Agreement between World Wide
                    Wireless Communications, Inc. and Andrew Reckles and Paul
                    Mannion.

*****     4.11      Registration Rights Agreement between Andrew
                    Corporation and World Wide Wireless Communications, Inc.

******    4.12      Stock Purchase Warrant to Purchase Shares of World Wide
                    Wireless Communications, Inc. for Keshet Fund, L.P.

******    4.13      Stock Purchase Warrant to Purchase Shares of World Wide
                    Wireless Communications, Inc. for Splendid Rock Holdings
                    Ltd.

******    4.14      Stock Purchase Warrant to Purchase Shares of World Wide
                    Wireless Communications, Inc. for Endeavor Capital
                    Management Fund, S.A.

******    4.15      Stock Purchase Warrant to Purchase Shares of World Wide
                    Wireless Communications, Inc. for Alpha Capital, A.G.

*         10.1      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network.

   EXHIBIT NO.         DOCUMENT
   -----------         --------

*         10.2      South Bend MMDS Lease Agreement.

*         10.3      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Vail, Colorado.

*         10.4      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Aspen, Colorado.

*         10.5      Lease Agreement Between World Wide Wireless Communications,
                    Inc. and Shekinah Network Casper, Wyoming.

*         10.6      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Grand Rapids,
                    Michigan.

*         10.7      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network La Grande, Oregon.

*         10.8      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Pierre, South
                    Dakota.

*         10.9      Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Ukiah, California.

*         10.10     Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Key West, Florida.

**        10.11     Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Hilo, Hawaii.

**        10.12     Lease Agreement Between World Wide Wireless
                    Communications, Inc. and Shekinah Network Hot Springs,
                    Arkansas.

**        10.13     Supply Agreement between World Wide Wireless
                    Communications, Inc. and Andrew Corporation dated March 13,
                    2000.

          10.14 Settlement Agreement between World Wide Wireless Communications, Inc. and Andrew Corporation dated July 23, 2001.

*******   19.1      2001 World Wide Wireless Communications, Inc. Proxy
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

World Wide Wireless Communications, Inc.
----------------------------------------
Registrant

Date: August 17, 2001                   By: /s/ Eugene I. Davis
                                            -------------------
                                               Eugene I. Davis
                                               Chief Executive Officer
                                               Chief Financial Officer