Form 10KSB
period 2001-09-30
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2002-01-15
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-30405

                    World Wide Wireless Communications, Inc.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                 860887822
               ------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

915 Front Street, San Francisco, California                             94104
-------------------------------------------                             -----
   (Address of principal executive offices)                          (Zip Code)

520 Third Street, Suite 101, Oakland, California                        94607
------------------------------------------------                        -----
   (Address of former principal executive offices)                   (Zip Code)

Issuer's telephone number: (415) 296-9758

Name of each exchange on which registered:  OTC Bulletin Board under the trading symbol WLGS

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 28, 2001: $1,656,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 137,993,225 shares of common stock as of December 28, 2001.

Documents incorporated by reference:        None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                    World Wide Wireless Communications, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 2001

                                                                            Page

ITEM 1.    DESCRIPTION OF BUSINESS.............................................3

ITEM 2.    DESCRIPTION OF PROPERTY............................................12

ITEM 3.    LEGAL MATTERS......................................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........14

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........16

ITEM 7.    FINANCIAL STATEMENTS...............................................24

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.............. ..........................24

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............24

ITEM 10.   EXECUTIVE COMPENSATION.............................................26

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....29

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................30

SIGNATURES....................................................................33

                                     PART I

Introductory Statement
----------------------

         All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance our business plans on terms satisfactory to us; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting our business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by us with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

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

         We have purchased, leased or otherwise have acquired an interest in a substantial number of high-speed wireless Internet frequencies in the United States, Peru, and Thailand either by direct ownership or through subsidiaries. We have recently changed management and entered into a letter of intent to acquire Hard Disk Cafe, Inc. Management is currently evaluating its options as to the future plans for the company, its operations and assets.

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

         Both incumbent and emerging service providers are emphasizing broadband wireless technologies for Internet access. Established carriers are expected to use broadband wireless technology to reach new customers to whom they previously could not provide access, fill coverage gaps in their existing networks and deploy value-added services in a cost-effective manner. For example, International Data Corporation reports that in 1999, Sprint and MCI WorldCom spent over $1.5 billion to purchase companies holding licenses in these lower frequencies within the 2.15 to 2.68 GHz range. Emerging carriers may use this technology to bypass existing wire-based infrastructure and to compete with incumbent carriers. In addition, this technology may be used to deploy broadband services in regions where there is no wire-based communications infrastructure. Estimates of the revenue which lower frequency licenses will generate vary substantially, but International Data Corporation estimates that revenue generated by basic services delivered via fixed, non-satellite based wireless technologies will grow substantially in the future years.

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

         Because of the limitations of higher frequencies as a means of transmissions for Internet access, and because we believe that the more viable market for wireless high-speed services is in the small to medium-size business and residential market, we have decided to concentrate exclusively on the lower frequencies for our Internet access service. In that context, we have previously been actively engaged in the acquisition of wireless Internet frequencies in the United States and especially abroad.

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

         A part of the spectrum which the lower frequencies occupy consists of frequencies referred to as Instructional Television Fixed Service. These frequencies are reserved by federal law to television broadcasting by religious, educational or other nonprofit groups. An increasing number of providers of data transmission are leasing transmission rights of the holders of Instructional Television Fixed Service licenses.

International Broadband Use

         We believe that international markets offer enormous potential for growth. Although use of the Internet has grown substantially internationally, we believe that the combination of obsolete equipment and newly privatized systems in many countries provides us with great opportunity. The technology we employ allows countries such as India and Peru to establish an up-to-date, high-speed, broadband wireless Internet system equal to any of the most developed nations with very little infrastructural costs. We believe the same will be true in the many other countries throughout Asia, Latin America, the Middle East and Europe. In the international market, we should be able to provide a quantum leap in the quality of Internet service beyond that which currently exists and at a price point similar to that being charged by providers of the current service.

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

         In keeping with this goal, our success depends to a significant extent on the performance and continued service of our senior management and certain key consultants. On April 20, 2001, Douglas P. Haffer resigned as our Chief Executive Officer, Chief Financial Officer and President. Following Mr. Haffer's resignation, Jack Cutter was appointed interim Chief Executive Officer, Chief Financial Officer and Chairman of the Board. On July 22, 2001, Mr. Cutter resigned and Eugene I. Davis was appointed as our President and Chief Executive Officer, and was elected to our Board of Directors and appointed as its Chairman. On October 9, 2001, Mr. Davis resigned all positions associated with the Company. On November 1, 2001, the Board appointed Michael J. Zwebner Chairman of the Board and Chief Executive Officer. In addition, Alexander J. Walker Jr. and Curtis Orgill were appointed to the Board. Mr. Orgill has also been appointed to serve as the Company's Chief Financial Officer, and Mr. Haffer has been appointed as Secretary of the Company.

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

              Location                              State/Country
              --------                              -------------
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

--------------------
         * At this point the license in Buenos Aires, Argentina has been revoked. Although the government in Argentina has informed us it will reissue the licenses we cannot provide assurance that this will occur.

         The licenses in the United States listed in the above table are currently leased from Shekinah Networks. Pursuant to an Option Agreement with Shekinah Networks, we paid $500,000 to lease nine Instructional Television Fixed Service channels for our high-speed wireless Internet connections, as authorized by the FCC. This agreement also provides us an exclusive option to lease excess capacity on Shekinah's remaining thirty-two channels, as they become available. The monthly minimum transmission fee to be paid to Shekinah for each license or application leased will be 5% of the gross system receipts or $500, whichever is greater. Each lease has a term of five years, which may be renewed at our election for an additional five-year term if the FCC renews the license. We have been advised that we are in default on these licenses. Management intends to review the benefit and economics of these licenses and determine if any action should be taken to cure the alledged defaults.

         We selected Andrew Corporation as our exclusive worldwide systems integrator. We anticipate that this association with Andrew Corporation will assist us in our effort to deploy our high speed wireless data systems internationally. Recently, Andrew Corporation has terminated the provision of these services as a result of certain disputes arising from prior obligations. We are hopeful that we can reach a new agreement with them in the near future.

         On December 31, 1999, we acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities, including Buenos Aires. In September 2000, the Argentine government revoked all MMDS licenses, including those issued to Infotel Argentina, S.A. In March 2001, the government temporarily reinstated our licenses, and then, in May 2001, may have issued another hold on the licenses. Although we have taken all steps necessary to reinstate the licenses in Argentina, it is unclear at this point whether we will satisfy all the conditions necessary for the re-issuance of our licenses. Consequently, operations in Argentina have been temporarily suspended pending the resolution of this matter with the Argentine government. We have been advised that our operating partner in Argentina has closed our offices. Management is evaluating what legal remedies we may have to recover some or all of our investment.

         On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. Digital Way presently owns a wireless transmission license in Lima/Callao and is in the process of attempting to secure additional licenses in that area as well as licenses for five different cities in Peru. We have received the necessary governmental consent to operate in Peru. In June of 2001, we received a notice of default from the Sellers of Digital Way, claiming a breach of the terms of our purchase agreement. We dispute those claims and are currently negotiating with the Sellers to resolve the situation. As a result of these disputes and our inability to maintain operating control of this subsidiary, we have recorded a loss provision with respect to our investment in Peru.

         In early 2000, we entered into a joint venture with World T.V. Communication Co. Ltd, a Thai corporation, to provide high speed, wireless, broadband internet and related services in Bangkok and other major areas in Thailand. World T.V. Communication Co. Ltd, currently owns frequencies in Bangkok and throughout "up-country" Thailand. In addition, in May 2001, our partners in Thailand expressed concerns about our ability to satisfy our contractual obligations under their respective contracts. Due to our present financial condition as outlined above, we may be unable to fulfill these obligations. The Company intents to sell whatever interest it has in Thailand. There can be no assurance that the Company will be successful with these efforts.

         Contingent upon receipt of our frequency licenses and additional funding, we will evaluate the feasability to build out our high speed broadband fixed wireless data service system in India. We have entered into an agreement with a group of Indian businessmen to establish such a system, if it should appear feasible. Under the agreement, a new entity World Wide Wireless Communications (India) Ltd. was formed. World Wide Wireless Communications (India) has received internet service provider licenses in five cities in India. The success of this venture depends on obtaining a nationwide internet service provider license and an appropriate frequency license from the Indian government. In May 2001, our partners in India expressed concerns about our ability to satisfy our contractual obligations under their respective contracts.

         We entered into a letter of intent with El Salvador Telecomuniciones S.A. de C.V. for the purpose of acquiring a 25% ownership interest in that company in El Salvador. Pursuant to the terms of the letter of intent, we have paid $1,000,000 to that company as an advance payment of the purchase price, which was to total $3,500,000. The purchase was conditioned upon that company's acquisition of certain licenses and the occurrence of certain other conditions which were not met. As a result, we sought and received the return of the $1,000,000.

         We previously applied for licenses in the 3.5 GHz range in Germany and the Czech Republic. We are no longer pursuing these markets.

         Although we initiated negotiations with businesses in Puerto Rico and Portugal in 1999, no further negotiations or affiliations are currently pending in those countries. On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment has been entered in WSI's favor. The Company does not believe that it is liable for any material amount, and is currently pursuing both legal options and settlement negotiations in order to resolve the matter, and anticipates a resolution in the quarter ending March 31, 2002.

Development and Licensing of Distributed Wireless Call Processing System

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

Regulation

         Our services operate exclusively over licensed frequencies in each of the countries in which we operate. In the United States, our frequencies are licensed by the Federal Communications Commission, in Argentina, by the Comision Nacional de Comunicaciones and in Peru by the Telecommunications Concessions Department of the Ministry of Transport, Communciations, Housing and Construction. We are either applying directly for licenses in some countries or applying jointly with local partners in other countries. Some countries require, for example, domestic control of any entity licensed to use radio frequency within their territory.

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


Patents/Intellectual Property

         We have received patent number 6,055,429 from the United States Patent and Trademark Office for our distributed wireless call processing system. We do not have other patents pending pertaining to other technologies.

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

Employees

         As of January 12, 2002, we had a total of 2 full time employees in the United States and about an additional 20 full time employees in the offices of our subsidiaries.

         Our employees do not belong to a union and we are not subject to any collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We own no real estate, and all of our locations are leased from independent third parties as follows:

Location                             Footage          Lease Expiration
- --------                           -------          ----------------
915 Front Street                       3000           none - month to month
San Francisco CA  94104

Esmeralda 684, 10th Floor              1500           December 31, 2003
Buenos Aires, Argentina

285 Los Rosales 4th Floor            4350.34          May 1, 2010
San Isidro                            57.33
Lima, Peru                            40.99
(consists of three offices
in the same building)

         We have leased space by virtue of our acquisition of Infotel Argentina. The lease is for approximately 1,500 square feet and is leased on a month-to-month basis. The monthly rent is approximately $2,000 per month. The lease started on January 1, 1999 and expires on December 31, 2003.

         We have leased space in Peru by virtue of our acquisition of Digital Way. The lease is for three office spaces within the same building approximately 4,350, 57.53 and 40.99 square feet respectively and is due to expire May 1, 2010. The monthly rent is approximately $4,444.06 per month with a nominal annual increase. We have been advised that our operating partner has closed these offices.

ITEM 3.  LEGAL MATTERS

         On August 26, 1999, we filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1.60 per share of unregistered, restricted shares of our common stock. Credit Bancorp has agreed to convert principal and accrued interest owing on the debenture into 482,734 shares of our common stock.

         In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and the Company may be subject to further liability.

         The Securities and Exchange Commission commenced an informal inquiry on the Company in August, 2000. We have voluntarily complied with their requests for information and we intend to fully cooperate with the inquiry. No further requests have been made since that date.

         In December 1999, we entered into an amended lease agreement regarding a lease for the license covering Concord, California and the surrounding area. We have received a Notice of Default from the lessor. The Notice of Default is based on a requirement in the amended agreement that the balance of the purchase price for the assignment of the license be paid by December 1, 2000. Our management has been advised by counsel that payment of the balance of the purchase price prior to the FCC's consent to the assignment of the license may constitute a premature assignment in violation of the FCC's rules. The assignment application has not been filed with the FCC for the FCC to make a definitive ruling on this issue. At this point, no formal legal action has been taken by the Lessor.

         On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment has been entered in WSI's favor. We do not believe that we are liable for any material amount, and we are currently pursuing both legal options and settlement negotiations in order to resolve the matter. We anticipate a resolution in the quarter ending March 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been traded on the OTC Bulletin Board under the symbol "WLGS". The following table sets forth the range of high and low closing bid prices for each period indicated as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium, as compiled by Pink Sheets, LLC:

Price Range for Common Stock
----------------------------

FISCAL YEAR SEPT 30, 2001            High                Low
                                    ------             ------
   First Quarter                    $0.750             $0.180
   Second Quarter                    0.335              0.075
   Third Quarter                     0.068              0.019
   Fourth Quarter                    0.020              0.0045


FISCAL YEAR SEPT 30, 2000            High                Low
                                    ------             ------
   First Quarter                    $2.010             $0.620
   Second Quarter                    7.780              1.060
   Third Quarter                     5.310              1.450
   Fourth Quarter                    3.065              0.780


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

         There are approximately 311 holders of record of our common stock as of September 30, 2001.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called penny stocks to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouses during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, and obtain the written consent of the purchaser to the sale prior to consummating the sale and are generally prohibited from making cold-calls or other unsolicited inquiries to purchasers without complying with these rules. These rules may adversely affect the ability of broker-dealers and others to sell our shares or to sell shares in the secondary market.

No cash dividends have been declared to date on our company's common stock. We expect that all earnings, if any, will be retained to finance the growth of our company and that no cash dividends will be paid for the foreseeable future.

Sales of Unregistered Securities
--------------------------------

     We have issued and sold unregistered securities that have not been previously reported as set forth below.

         On August 17, 2001, the Company received aggregate proceeds of $60,000 pursuant to the Company's drawdown notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between the Company and Grenville Finance Ltd. This notice offered to sell up to $60,000 of common stock to Grenville Finance Ltd. Based on the formula in the stock purchase agreement, during the 22 day period beginning October 10, 2001 and ending on November 22, 2001, Grenville Finance Ltd. purchased 12,000,000 shares of the Company's common stock. These shares were issued on December 12, 2001. Union Atlantic, LLC is due $5,400 as a placement fee on this transaction.

         In addition, we have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, Reg D or Reg S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

         Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures), the investors converted $1,018,366 of debentures into 24,170,682 shares of the Company's common stock on various dates between April 10 and September 28, 2001, at various prices ranging from $0.031 per common share to $0.0524 per common share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following should be read in conjunction with the "Risk Factors" and the "Financial Statements" and the Notes thereto.

Current Financial Condition and New Management
----------------------------------------------

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

         In light of our current financial condition, we recently announced that we are actively engaged in a number of efforts to revise our business plan in order to develop a viable alternative in today's difficult funding environment. Following an extensive review of our assets, operations and capital structure and continuing conversations with our creditors and staff, we have come to the conclusion that we will be best served by a redirection of our strategic plan. We plan to de-emphasize our participation in the wireless internet market except for Peru and perhaps one or two additional markets, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company. All these activities will require significant capital and management.

         If we cannot successfully integrate a new business plan in the near future, our current financial condition may dictate more drastic alternatives including, but not limited to, suspending operations or filing for court protection. As previoulsy noted, we have recently changed management and entered into a letter of intent to acquire Hard Disk Cafe. Management is currently evaluating its options as to the future plans for the company, its operations and assets.

Results of Operations
---------------------

         We did not generate any revenues by providing wireless internet services during fiscal 2001 and we generated only $524,000 in 2000, none of which was from Internet-related sources. We did not have enough subscribers in either period to generate revenues sufficient to cover our operating expenses which totaled $12,755,269 and $8,565,788 respectively, in fiscal 2001 and 2000. Our operating expenses included service costs, programming and license fees, general and administrative expenses, and certain acquisition expenses resulting from acquiring spectrum. Our expenses increased substantially in 2001 over those in 2000 as we substantially increased the scope of our business operations during that period.

         Impairment losses for fiscal year 2000 of $1,500,000 are in recognition of the Argentinian government's revocation of all MMDS licenses. For fiscal year 2001, the impairment loss is composed of the following:

   United States Frequency license rights              $   500,000
   Reserve against deposits
      India              $   124,175
      Thailand                73,325                       197,500
   Impairment for loss of control of subsidiaries,
    net of  prior year equity adjustments
      Argentina          $ 1,110,652
      Peru                 4,444,608                     5,555,260
                                                      ------------
                                                      $  6,252,760

         On November 25, 1998, we entered into an option agreement with Shekinah Network to pay $500,000 to lease eight Instructional Television Fixed Service channels for the Company's high-speed wireless internet connections, as authorized by the Federal Communications Commission. We have decided not to pursue the option and are examining what rights we may have to recover the $500,000 amount paid. An impairment loss has been recognized to reflect the abandonement of the option pursuit.

         We are currently in negotiations with our partners in Thailand and India. Because we are not certain how these negotiations will conclude, we have recognized an impairment loss for a portion of the deposits paid, in the amount of $197,000.

         Our partners in Argentina have closed the offices and the government has not restored our MMDS license. In Peru, we have been advised by our partners that we have defaulted under the purchase agreement for our operating subsidiary, and they have withheld information and access to the activities of the subsidiary. Accordingly, in both investments we have recorded an impairment loss resulting from our loss of control of those subsidiaries and investments.

         Management is pursuing the recovery of these assets but it is uncertain whether we will be successful.

         General and administrative expenses for the fiscal years ended September 30, 2001 and 2000 were comprised of the following items:

                                                  2001             2000
                                                  ----             ----

Consultants and outside services              $  914,540        $2,595,626
Depreciation                                     349,097            94,309
Engineering                                      107,221            88,168
FCC licensing and site expenses                  127,627         1,084,331
Financing costs and fund raising expense       2,547,269           384,000
Insurance                                        139,190            65,818
Legal expense                                    494,930           227,146
Miscellaneous and other expenses                 361,936           594,161
Professional fees                                386,131           576,498
Rent                                             163,026           166,682
Salaries                                         523,582           576,960
Telephone                                         89,186           173,192
Travel                                           298,774           438,897
                                               ---------         ---------
                                              $6,502,509        $7,065,788

         Financing costs and fund raising expenses of $2,547,269 for the fiscal year ended September 30, 2001, included penalties paid to bond holders in the amount of $2,128,000 for failure to meet the covenants and conditions of the debt instruments.

Liquidity and Capital Resources
-------------------------------

         As of September 30th, 2001 our total working capital was deficient in the amount of $1,916,398. During 2001 and 2000, we experienced continuing cash shortages due to an insufficient subscriber base. The resulting cash shortages rendered us unable to advertise and aggressively promote our services. Because we have not received sufficient revenues from operations and do not anticipate receiving sufficient revenues for the next 12 months from operations, we will need to obtain substantial funding from external sources over the next twelve months to finance our current operations.

         Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures and operating losses. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the fiscal year ended September 30, 2001 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we are currently negotiating equity investments with several sophisticated investors, and we have entered into a letter of Intent with Hard Disk Cafe but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         During the fiscal years ended September 30, 2001 and 2000, we received equity investment of $3,747,681 and $12,292,377 respectively. These investments were in the form of issuance of our common stock and debentures in various private placements. We have obtained financing primarily from the following sources, and believe that our primary source of financing during the next 12 months will come from similar sources.

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

         On November 15, 2000, the investors agreed to modify the transaction documents in accordance with our request and agreed to waive any breach of the original Securities Purchase Agreement and the first amendment by us which occurred prior to the closing date of this Second Amendment. In consideration for these concessions, we agreed to increase the principal amount of the debentures held by the investors to $6,720,000 and to issue 3,996,113 additional restricted shares of common stock to the investors. The investors have returned to the company 760,000 previously issued shares of common stock in exchange for the issuance of new debenture certificates reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to the lesser of $0.64 per common share and an amount equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. At no time shall the conversion price be below the floor price. The floor prices is $0.64 per common share for the period between October 1, 2000 and October 14, 2000, $0.50 per common share for the period between October 14, 2000 and September 1, 2001 and zero thereafter. However, if our aggregate revenue for the last three quarters of the year 2000 and the first quarter of year 2001 is less than $13.5 million then as of May 14, 2001 the floor price shall be zero. The investors have waived any previous breach by us of the Registration Rights Agreement or of the original Securities Purchase Agreement.

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

         On June 7, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $200,000 principal amount of 8% senior convertible debentures. The Company also agreed to issue letter warrants to purchase up to $125,000 divided by 85% of the average of the three lowest bid prices during the 22 trading days prior to June 7, 2001.

         On September 27, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $60,000 principal amount of 8% senior convertible debentures. No warrants were involved in this amendment to the Senior Secured Convertible Debentures and Warrants Purchase Agreement.

         During the fiscal year ended September 30, 2001, the Company sold 26,328,380 shares of its common stock for net cash proceeds of $1,277,681. The Company issued 24,170,682 shares of common stock in conversion of outstanding debentures for an aggregate value of $1,018,366. The Company also issued 1,230,000 shares of its common stock for services at an aggregate value of $258,250. Stock issued for services was at the cash price for the shares at the time of issuance.

Plan of Operations
------------------

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

         Due to the substantial operating losses we incurred during the fiscal year ended September 30, 2001 and the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the company to continue to operate its business.

         As of January 2, 2002, we are unable to pay normal operating expenses and we are currently in the process of negotiating partial payments in exchange for an agreement to forbear collections and stay litigation.

         Management is hopeful that it can reach agreements with vendors and foreign partners to resolve disputes and balances due. Management hopes that once these issues are dealt with, a new business plan will be put in place to provide for the financial stability of the Company. No assurances can be made that these events will successfully take place. Management expects to meet minimal operating expenses during this period, through a combination of loans, sale of assets and private placement funds.

Risk Factors
------------

-We will require substantial additional capital in the short term to remain a going concern

         We will require substantial short term outside investment on a continuing basis to finance our current operations and any expansion of activities. Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop and expand our wireless Internet service system and other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2001 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating existing equity investments and new investments, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

-We are subject to other substantial governmental regulations that could adversely affect our business

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

-Our new distributed wireless call processing system technology is unproven and may not function as anticipated

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

         We are subject to the requirements that we receive regulatory approvals from those countries in which we do business, the delay or denial of which can reduce our revenues and adversely affect our foreign operations

-We anticipate that a substantial percentage of our revenues will be derived from operations outside of the United States.

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

         o lack of clear rules and regulations governing the issuance of licenses and standards for their operation; and

         o        fluctuating exchange rates.

-We are inexperienced in operating a business internationally, which could cause us to fail to develop our international operations successfully

         We may intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our products and services abroad. There is a risk that we will not be able to expand due to this inexperience. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. This could be reflected in a loss in your investment.

-If we do not develop system features in response to customer requirements, customers may not wish to use our services, which would seriously harm our business

         The broadband wireless access industry is rapidly evolving and is subject to technological change and innovation. These changes are requiring that providers of broadband services adopt new technologies quickly or modify existing technologies to maintain service and market products. Compliance with these changes may cause us to incur unexpected expenses or lose revenues. If we are unable to comply with diverse new or varying governmental regulations or industry standards in each of the many worldwide markets in which we compete, we may not be able to respond to customers in a timely manner or market our products, which could seriously harm our business.

-We are dependent on the services of key individuals and the loss of any of these individuals could significantly effect our ability to operate our business

-We may be unable to protect our intellectual property rights

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

-We may not be able to obtain shareholder approval to increase the number of authorized shares of common stock thereby making it difficult to distribute additional shares to future purchasers

         As of December 12, 2001, we had 137,993,225 shares of common stock outstanding and have reserved for issuance an additional 162,006,775 shares. We have 300,000,000 shares currently authorized for issuance. We intend to explore all alternatives in the event the number of authorized shares is not sufficient for our needs, but at this point it is unclear whether additional shares will exist in the near future or what options might be available if needed.

-Other risk issues

         We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business' results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure required to be reported under this item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 28, 2001 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Douglas P. Haffer.......   52    Chairman of the Board,    April 1998 - April 2000
                                 CEO and CFO
Jack Cutter ............   70    President,                April 2000 - July 2001
                                 CEO and CFO
Eugene Davis............ unknown President,                July 2001 - October 2001
                                 CEO,and Chairman of the
                                 Board
Michael J. Zwebner......   47    Chairman of the Board     November 2001 - present
                                 and CEO

Wayne Caldwell..........   50    Director, Vice President  Vice President:
                                 and Secretary             November 1999 - January
                                                           2001
                                                           Secretary:  December
                                                           1999 - January 2001
                                                           Director:  January
                                                           2000 - January 2001
Sonny Rath ............. unknown COO and Director          April 2001 - July 2001
Curtis Orgill...........   50    CFO and Director          November 2001 - present
Ramsey Sweis............   36    Director                  May 1998 - present
Robert Klein............   53    Director                  May 1998 - November 2001
Alexander Walker, Jr. ..   74    Director                  November 2001 - present

         Certain biographical information concerning the Directors and executive officers of the Company as of December 28, 2001 is set forth below. Such information was furnished by them to the Company.

         Michael Zwebner is the founder of Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998. Mr. Zwebner also serves on the Board of Directors for Sector Communications, Inc. and Entertainment Internet, Inc. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held entity based in Connecticut. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

         Mr. Walker has served as a Director of Talk Visual Corporation since September 1998 and has served as Director and General Counsel to Videocall International Corporation since July 1998. He also serves on the Board of Directors of Film World, Inc. and Entertech Media Group, Inc. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered Trust Company and Transfer Agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an Attorney.

         Curtis A. Orgill received his Bachelor of Science degree in 1974 from Brigham Young University. He worked for Deloitte Haskins & Sells in Salt Lake City, Utah. Later he transferred to Reno, Nevada where he helped establish their new office. While in Reno, Curt was the Partner-in-Charge of the tax department there and was the senior tax partner in the state of Nevada. While with Deloitte, Mr. Orgill was on its National Industry Teams for Qualified Retirement Plans and Agribusiness. Since 1995, he has been a principal with Bartig, Basler & Ray, CPA's, Inc., a regional accounting firm with headquarters in Sacramento, California. He is the treasurer of the Northern Nevada International Center and of the BYU Management Society of Northern Nevada. He has chaired the Taxation Committee for the Nevada Society of Certified Public Accountants. He is a former treasurer and board member of the Nevada Museum of Art, the American Lung Association of Reno, the Economic Development Authority of Western Nevada, and the Northern Nevada Development Authority. He was a founding board member of the Nevada World Trade Council and was a member of the Advisory Council for the University of Nevada, Reno College of Business.

         Ramsey Sweis has had extensive experience in management and in the product design industry. He has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation. In connection with those activities Mr. Sweis has developed designs between engineering, prototype models, tooling and vendor sources. Mr. Sweis resides in Roseville, Michigan. He currently serves as a Program Manager for Hanke Training & Design of Clawson Michigan. From 1997 to 1999 Mr. Sweis served as a designer for Computer and Engineering Services of Rochester Hills, Michigan. From 1991 to 1997, Mr. Sweis was a design leader for Megatech Engineering of Warren, Michigan.

Director Compensation

         Directors do not have a plan of compensation for serving as directors, except that the following stock options were granted for the fiscal year ended 9/30/01:

                         Number of
                        Securities
                        Underlying      Exercise or   Expiration     Vested
Name                  Options Granted  Base Price(1)     Date         Date
---------------       ---------------   -----------   -----------  -----------

Ramsey Sweis             1,350,000        $0.0150     07/21/11      07/20/01
Robert Klein               350,000        $0.0150     07/22/06      07/21/01


Limitation of Liability and Indemnification Matters

         Our Bylaws provide that we may indemnify any director, officer, agent or employee against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon them in connection with any proceeding to which they may become involved by reason of their being or having been a director, officer, employee or agent of our Company. Moreover, our Bylaws provide that we shall have the right to purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Insofar as indemnification may be afforded for liabilities arising under the Securities Act, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our company's officers and directors, and persons who own more than 10% of a registered class of our company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our company and its affiliates with the SEC and to furnish copies of these reports to our company. We believe that during fiscal year 2001, Ramsey Sweis and Robert Klein have not filed the required Form 4.

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

         We had entered into an employment agreement with Mr. Douglas Haffer, which provided for an initial term of three years commencing February 1, 2000. Mr. Haffer's employment agreement also contained a termination provision that required us to pay him his annual compensation and a minimum bonus amount remaining on his three-year contract if he is terminated without cause. On April 20, 2001, pursuant to a settlement agreement between us and Mr. Haffer, we repriced the exercise price for two separate grants of stock options of 800,000 shares each, to Mr. Haffer. Pursuant to the settlement agreement, the exercise prices for these options were repriced from $1.62 per share to $0.01 for the first 800,000 share option and from $0.095 per share to $0.036 for the remaining 800,000 share option. In addition, the company agreed to pay Mr. Haffer $77,000 in severance pay for the release of his right to a "golden parachute," which was for an amount exceeding $1,000,000. In exchange, and upon execution of the settlement agreement, Mr. Haffer agreed to resign from his executive positions with us and our subsidiaries and from his seats on our and our subsidiaries' boards of directors.

         There are no employment agreements in force at September 30, 2001.

         The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended September 30, 2001, by us to or for the benefit of our chief executive officer and our other executive officers whose total annual compensation for the fiscal year exceeded $100,000.

                                         Summary Compensation Table

                                                        Annual Compensation            Long-Term Compensation
                                                        -------------------            ----------------------
                                                                                                 Awards
                                                                                                 ------
                                                                                       Restricted      Securities
                                                                                         Stock         Underlying
                                                                                         Awards        Options and
Name and Principal Position                         Salary                 Bonus                        Warrants
--------------------------------------------------------------------------------------------------------------------
Douglas P. Haffer                     2001         139,887                 30,000                          -0-
Chairman, CEO and CFO                 2000         220,000                 23,000                        800,000
                                      1999         106,000                 16,017                        800,000

                                                           Individual Grants

                                                 Number of     Percent of
                                                Securities      options                       Options
                                 Fiscal Year    Underlying     granted to      Exercise      Exercised
                                   Options        Options      employees        Price         as of      Expiration
                                   Granted        Granted     from 9/30/00    ($/Share)       9/30/01       Date
                                   -------        -------     ------------    ---------       -------       ----

Douglas P. Haffer.............      2001            -0-             -               -            0            -
Chairman, CEO & CFO

Jack Cutter...................      2001          350,000         8.50%         $0.015           0         7/21/06


                                   Aggregated Options/ SAR Exercises at September 30, 2000
                                   -------------------------------------------------------
                                  Number of Securities Underlying      Value of Unexercised In-
                                    Unexercised Options/SARS at       the-Money Options/ SARS at
                                        September 30, 2001               September 30, 2000
                                     Exercisable/Unexercisable         Exercisable/Unexercisable

Name
Douglas P. Haffer.............               1,600,000/0                        0/0
   Former Chairman, CEO & CFO
Jack Cutter...................                 350,000/0                        0/0
   Former Chairman, CEO & CFO
Michael Zwebner...............                       0/0                        0/0
   Chairman, CEO & CFO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of December 28, 2001, by:

         o each person who is known to own beneficially more than 5% of the outstanding shares of our common stock;

         o        each of our directors; and

         o        all our directors and executive officers as a group.

         Applicable ownership is based on 137,993,225 shares of common stock outstanding as of December 28, 2001. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of December 28, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

         The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The number of shares column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of December 28, 2001. The number of options and warrants exercisable within 60 days of December 28, 2001 are listed in the shares issuable upon exercise of options or warrants column. The address of all directors and officers is care of World Wide Wireless Communications, Inc., 915 Front Street, San Francisco, California 94104.

                                                                          Shares Issuable
Name of Named Executive Officer,           Number of     Percentage       Upon Exercise of
Director, or Beneficial Owner               Shares       Ownership      Options or Warrants
------------------------------               ------       ---------      -------------------
Michael Zwebner                                 0              *                    0

Alexander Walker, Jr                            0              *                    0

Ramsey Sweis                                    0              *            1,600,000 (1)

Curtis Orgil                                    0              *                    0

Executive Officers and Directors                0              *
 shares as a Group

Worldwide Wireless, Inc.               17,315,170           12.6%
c/o Lofton & Associaties
3233 East Broadway
Long Beach, CA 90803

Alpha Capital Aktiengesellschaft       13,661,329            9.9%           2,024,037 (2)
Pradafant 7
Furstentums 9490, Vaduz, Liechtenstein

-------------------------------------------
* Less than 1%

(1)  The 1,600,000 shares subject to options are immediately exercisable.

(2) Represents shares convertible under convertible debentures held, which shareholder is contractually limited from converting in excess of 9.9%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of September 2001, other than employment agreements and stock option plans, there have been no transactions to which we were a party involving $60,000 or more and in which any director, executive officer or holder of more than five percent of our capital stock had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
  *    3.1     Articles of Incorporation.

  *    3.2     Amendment to Articles of Incorporation

  *    3.3     Amendment to Articles of Incorporation.

  *    3.4     By-laws.

  *    4.1     Form of Certificate Evidencing shares of Common Stock of World
               Wide Wireless Communications, Inc.

  *    4.2     Convertible Unsecured Debenture for $740.000 issued by World
               Wide Wireless Communications, Inc. to Credit Bancorp.

  *    10.1    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network.

  *    10.2    South Bend MMDS Lease Agreement.

  *    10.3    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Vail, Colorado.

  *    10.4    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Aspen, Colorado

       10.5    Reserved

  *    10.6    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Grand Rapids, Michigan.

  *    10.7    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network La Grande, Oregon,

  *    10.8    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Pierre, South Dakota.
  *    10.9    Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Ukiah, California.
  *    10.10   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Key West, Florida.

 ***   10.11   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Hilo, Hawaii.

 ***   10.12   Lease Agreement Between World Wide Wireless Communications, Inc.
               and Shekinah Network Hot Springs, Arkansas.

 ***   10.13   Supply Agreement between World Wide Wireless Communications and
               Andrew Corporation dated March 13, 2000.

  *    10.14   Stock Purchase Agreement dated November 30, 1999 Between Infotel
               Argentina S.A. and World Wide Wireless Communications, Inc.

  *    10.15   Agreement for Purchase of All Outstanding Shares of Digital Way,
               S.A. by World Wide Wireless Communications, Inc., dated February
               29, 2000.

  *    10.16   Letter of Intent dated March 22, 2000 Between SALTEL and World
               Wide Wireless Communications, Inc.

  *    10.17   Security Purchase Agreement Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.18   Registration Rights Agreements Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.19   Escrow Agreement Among the Purchasers Named Therein, the
               Representative of the Purchasers and the Escrow Agent.

  *    10.20   Form of Debenture of World Wide Wireless Communications, Inc.
               with Respect to the 4% Convertible Debenture Due 2005.

  *    10.21   Form of Warrant to Purchase Shares of World Wide Communications,
               Inc. Issued in the Offering.

 ****  10.22   Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders named therein.

 ***   10.23   Second Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders name therein.

 ****  10.24   Agreement between World Wide Wireless Communications, Inc. and
               Mr. Neelam Kumar Oswal.

 ****  10.25   Joint Venture Agreement between World Wide Wireless
               Communications, Inc. and World Thai Star Co. Ltd.

 **    10.26   Compromise and Settlement Agreement between World Wide Wireless
               Communications, Inc. and Corporate Solutions LLC, dated May 25,
               1999.

 ***   10.27   Written Agreement between Jorge Emilio Zedan and World Wide
               Wireless Communications, Inc.
 ***   10.28   Employment Agreement between Douglas Haffer and World Wide
               Wireless Communications, Inc.
 ***   10.29   World Wide Communications, Inc. Incentive Stock Option Plan

  *    21.1    Subsidiaries
------------------

           * Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

          ** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on June 30, 2000.

         *** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on December 15, 2000.

        ****  Filed with Form 10-KSB for the period September 30, 2000.


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

                                      World Wide Wireless Communications, Inc.


                                      By:   /s/ MICHAEL ZWEBNER
                                            ------------------
                                            Michael J. Zwebner
                                            Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on January 15, 2001:


Signature                             Title                              Date
---------                             -----                              ----

/s/ MICHAEL ZWEBNER         Director, Chief Executive Officer,     January 15, 2001
--------------------        and Chairman of the Board (Principal
Michael J. Zwebner          Financial and Accounting Officer)

/s/ ALEXANDER WALKER JR     Director and Secretary                 January 15, 2001
--------------------
Alexander Walker, Jr.

/s/ RAMSEY SWEIS            Director                               January 15, 2001
- ------------------
Ramsey Sweis

/s/ CURTIS ORGILL           Director                               January 15, 2001
--------------------
Curtis Orgill

            World Wide Wireless Communications, Inc. & Subsidiaries
                         Index to Financial Statements

                                                                      Page

Independent Auditor's Report                                       F-2 - F-3

Consolidated Balance Sheet                                            F-4

Consolidated Statement of Operations                                  F-5

Statement of Shareholders' Equity                                     F-6

Consolidated Statement of Cash Flows                               F-7 - F-8



Notes to the Financial Statements                                     F-9


                               REUBEN E. PRICE & CO.                      MEMBER
REUBEN E. PRICE,          PUBLIC ACCOUNTANCY CORPORATION          AMERICAN INSTITUTE OF
C.P.A. (1904-1986)                 FOUNDED 1942                CERTIFIED PUBLIC ACCOUNTANTS
     ------                     703 MARKET STREET                       --------
RICHARD A. PRICE, C.P.A.     SAN FRANCISCO, CA 94103             SECURITIES AND EXCHANGE
                                    --------                   COMMISSION PRACTICE SECTION
                                (415) 982-3556                 OF THE AMERICAN INSTITUTE OF
                              FAX (415) 957-1178              CERTIFIED PUBLIC ACCOUNTANTS
                                                                        ---------
                                                                   CALIFORNIA SOCIETY OF
                                                               CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
World Wide Wireless Communications, Inc.


We have audited the accompanying consolidated balance sheet of World Wide Wireless Communications, Inc. (the Company), as of September 30, 2001, and the related consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows, for the year ended September 30, 2001. Financial information for the year ended September 30, 2001 was not available for the Company's subsidiaries, Infotel Argentina and Digital Way; consequently, the subsidiaries for this fiscal year are represented on the balance sheet as Investment in Unconsolidated Subsidiaries, Other Assets. Audited financial information of the Company's subsidiaries for the year ended September 30, 2000 was available and is included in the Company's financial statements for that year; however, these statements for the year ended September 30, 2000 were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to amounts included for Infotel Argentina and Digital Way for the year ended September 30, 2000, is based solely upon the reports of the other auditors. Infotel Argentina was purchased on December 31, 1999 and Digital Way was purchased on February 29, 2000, in transactions accounted for as purchases. As stated above, the financial statements of the acquired subsidiaries were included in the consolidated financial statements of World Wide Wireless Communications, Inc. for the year ended September 30, 2000. The financial statements of World Wide Wireless Communications, Inc. are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for the inability to audit the foreign subsidiaries as mentioned above, the financial statements of World Wide Wireless Communications, Inc. as referred to above, present fairly, in all material respects, the consolidated financial position of World Wide Wireless Communications, Inc., as of September 30, 2001 and the consolidated results of its operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

Board of Directors
World Wide Wireless Communications, Inc.
January 8, 2002
Page 2




The accompanying financial statements have been prepared assuming that the Company will continued as a going concern. As discussed in Note 2, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has fully impaired its investment in subsidiaries, Infotel Argentina and Digital Way, as discussed in Notes 2, 3 and 16. In addition, management has fully impaired its investment in frequency licenses, as discussed in Notes 2, 6 and 16. Management has also partially impaired its deposits in acquisitions, as discussed in Notes 2, 3 and 16.



Reuben E. Price & Co.
January 14, 2002

             World Wide Wireless Communications, Inc. & Subsidiaries
                           Consolidated Balance Sheet


                                                                                  September 30,
                                                                                      2001
                                                                                  ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                                                        $      4,082
   Other current assets                                                                 48,991
                                                                                  ------------
        Total Current Assets                                                            53,073
                                                                                  ------------
Options on frequency licenses, $500,000, net of impairment                                  --
                                                                                  ------------
Deposits in acquisition, $395,012, net of impairment                                   197,506
                                                                                  ------------
Fixed Assets:
   Equipment                                                                           300,670
   Furniture and fixtures                                                               20,580
   Less: Accumulated depreciation & amortization                                       (99,779)
                                                                                  ------------
        Total Fixed Assets                                                             221,471
                                                                                  ------------
Other Assets:
   Investment in unconsolidated subsidiaries, $5,555,254, net of impairment                 --
   Other                                                                                 6,650
                                                                                  ------------
        Total Other Assets                                                               6,650
                                                                                  ------------
            Total Assets                                                          $    478,700
                                                                                  ============

                            Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable, trade                                                        $    840,520
   Accrued expenses                                                                  1,124,751
                                                                                  ------------
       Total Current Liabilities                                                     1,965,271
                                                                                  ------------
Long Term Liabilities:
    Convertible Debentures                                                           7,077,104
                                                                                  ------------
       Total Long Term Liabilities                                                   7,077,104
                                                                                  ------------
            Total Liabilities                                                        9,046,575
                                                                                  ------------

Commitments and Contingencies                                                               --

Stockholders' Deficit
   Preferred stock, 10,000,000 shares authorized, no
         shares issued and outstanding                                                      --
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 137,993,225 shares
       Issued and outstanding                                                          137,993
   Additional paid-in capital                                                       19,576,098
   Accumulated deficit                                                             (28,158,732)
   Accumulated other comprehensive loss                                               (119,034)
                                                                                  ------------
       Net Stockholders Deficit                                                     (8,563,675)
                                                                                  ------------
             Total Liabilities and Stockholders' Deficit                          $    478,700
                                                                                  ============


   The accompanying notes are an integral part of these financial statements.

             World Wide Wireless Communications, Inc. & Subsidiaries
                      Consolidated Statements of Operations



                                                                                   For the Year Ended
                                                                                      September 30,

                                                                             2001                       2000
                                                                        -------------              -------------
Revenue                                                                 $          --              $     524,245
Cost of goods sold                                                                 --                    336,716
                                                                        -------------              -------------
Gross Profit                                                                       --                    187,529
                                                                        -------------              -------------
Operating Expenses:
    General and administrative                                              6,502,509                  7,065,788
    Impairment losses                                                       6,252,760                  1,500,000
                                                                        -------------              -------------
        Total Operating Expenses                                           12,755,269                  8,565,788
                                                                        -------------              -------------
Operating Loss                                                            (12,755,269)                (8,378,259)
                                                                        -------------              -------------
Other Income / (Expense):
    Interest and dividend income                                               46,386                     52,857
    Interest (expense)                                                       (294,600)                   (70,706)
                                                                        -------------              -------------
        Total Other Expense                                                  (248,214)                   (17,849)
                                                                        -------------              -------------
Net Loss                                                                  (13,003,483)                (8,396,108)
Other Comprehensive Loss:
    Foreign currency translation                                             (117,874)                    (1,160)
                                                                        -------------              -------------
Total Comprehensive Loss                                                $ (13,121,357)             $  (8,397,268)
                                                                        =============              =============

Basic and Diluted Loss Per Share                                        $       (0.12)             $       (0.10)
                                                                        =============              =============

Basic and Diluted Weighted Average Shares Outstanding                     107,316,000                 81,657,000
                                                                        =============              =============




   The accompanying notes are an integral part of these financial statements.

                    World Wide Wireless Communications, Inc.
                 Consolidated Statement of Shareholders' Equity
                For the Years Ended September 30, 2001 and 2000


                                                Common Stock
                                          ------------------------                                     Accumulated
                                                                         Additional                       Other
                                                                          Paid-in      Accumulated    Comprehensive        Total
                                             Shares          Amount       Capital        Deficit          Income          Equity
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 1999               71,183,943 $         71,184   $  7,049,266   $ (6,759,141)   $         --    $    361,309
Common stock issued in private
    placement between $0.25
    and $6.125 per share                    11,548,745         11,549      6,641,150             --              --       6,652,699
Conversion of debentures
    for common stock
    at $0.625 per share                        462,500            462        739,538             --              --         740,000
Common stock issued for
    services                                 2,433,330          2,433      1,140,012             --              --       1,142,445
Common stock issued for
    acquisition of subsidiaries                635,645            636      1,499,364             --              --       1,500,000
Net loss for the fiscal year
    ended, September 30, 2000                       --             --             --     (8,396,108)             --      (8,396,108)
Other comprehensive income:
    Foreign currency adjustment                     --             --             --             --          (1,160)         (1,160)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2000                 86,264,163         86,264     17,069,330    (15,155,249)         (1,160)      1,999,185
Common stock issued in private
    placement between $0.005
    and $0.535 per share                    26,328,380         26,328      1,251,353             --              --       1,277,681
Conversion of debentures
    for common stock between
    $0.005 and $0.135 per share             24,170,682         24,171        994,195             --              --       1,018,366
Common stock issued for services
    at $0.125 and $0.40 per
    share                                    1,230,000          1,230        257,020             --              --         258,250
Additional paid-in capital,
    stock options                                   --             --          4,200             --              --           4,200
Net loss for the fiscal year
    ended, September 30, 2001                       --             --             --    (13,003,483)             --     (13,003,483)
 Other comprehensive income:
    Foreign currency adjustment                     --             --             --             --        (117,874)       (117,874)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2001                137,993,225   $    137,993   $ 19,576,098   $(28,158,732)   $   (119,034)   $ (8,563,675)
                                          ============   ============   ============   ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

             World Wide Wireless Communications, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              For the Year Ended
                                                                                 September 30,
                                                                         2001                     2000
                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                         $(13,003,483)            $ (8,396,108)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Common stock issued for services                                   258,250                1,142,445
       Charge to earnings for beneficial
           conversion of capital stock                                    157,278                       --
       Stock options re-valuation                                           4,200                       --
       Impairment loss                                                  6,252,760                1,500,000
       Depreciation and amortization expense                              349,062                  164,450
       Interest payable added to principal of debentures                  240,514                       --
       Foreign currency loss                                             (117,874)                  (1,160)
    Changes in assets and liabilities:
       Decrease (Increase) in inventory                                   701,467                 (750,458)
       Decrease (Increase) in other current assets                        399,300                 (336,560)
       Decrease (Increase) in other assets                                 19,170                   (5,742)
       Increase (Decrease) in accrued
           expenses and accounts payable                                 (397,175)               1,870,080
                                                                     ------------             ------------

       Net Cash (Used) by Operating Activities                         (5,136,531)              (4,813,053)
                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                          (358,632)              (2,531,850)
       Refund (receivable) collected                                      500,000                 (500,000)
       Deposits in acquisition                                                 --                 (395,012)
       Acquisition of frequency licenses                                       --               (1,175,067)
       Acquisition of intangible assets                                        --                  (41,327)
       Advances to subsidiaries                                        (1,859,586)                      --
                                                                     ------------             ------------

       Net Cash (Used) by Investing Activities                         (1,718,218)              (4,643,256)
                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debentures                                2,470,000                5,639,678
    Proceeds from issuance of common stock                              1,277,681                6,652,699
                                                                     ------------             ------------

       Net Cash Provided by Financing Activities                        3,747,681               12,292,377
                                                                     ------------             ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                          $ (3,107,068)            $  2,836,068


                                              - continued -

   The accompanying notes are an integral part of these financial statements.

             World Wide Wireless Communications, Inc. & Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                For the Year Ended
                                                                                  September 30,
                                                                            2001                    2000
                                                                        -----------              -----------
                                             - continued -
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                         $(3,107,068)             $ 2,836,068
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                3,111,150                  275,082
                                                                        -----------              -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                      $     4,082              $ 3,111,150
                                                                        ===========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                    $        --              $        --
       Income taxes paid                                                $        --              $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                  $   240,514              $    27,678
       Debentures converted to capital stock                            $ 1,018,366              $   740,000
       Capital stock issued in acquisition of subsidiaries                       --              $ 1,500,000


   The accompanying notes are an integral part of these financial statements.

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

         The financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) and its subsidiaries, Infotel Argentina S.A. and Digital Way S.A. The Company has been engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally.

Consolidated Financial Statements
---------------------------------

         The Company's policy is that accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. As discussed in Note 3 below, information from the Company's subsidiaries is not available for the fiscal year ended September 30, 2001, and therefore their accounts are not included in these financial statements for the period ended September 30, 2001. The consolidated subsidiaries are Infotel Argentina, S.A. of Argentina and Digital Way S.A. of Peru.

Cash Equivalents
----------------

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federal insured limits.

Inventory
---------

         Inventory is entirely made up of equipment intended to be sold to customers as part of the Company's fixed wireless internet services. Inventory is valued at the lower of cost (first-in first-out method) or market.

Operating Intangible Assets
---------------------------

         The frequency licenses are not yet placed in service and consequently are not being amortized. Once placed in service, licenses will be amortized on a straight-line basis over the term of the licenses.

Fixed Assets
------------

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

Long-Lived Assets
-----------------

         The Company reviews its long-lived assets on a quarterly basis to determine any impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company will adopt SFAS No. 144, which supercedes SFAS No 121, in the year ending September 30, 2003. The Company does not expect any material effect in its adoption.

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates
---------

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

Fair Value of Financial Instruments
-----------------------------------

         For cash, cash equivalents, other assets, accounts payable, and accrued expenses, the carrying amounts in the Balance Sheet represent their fair market value. The carrying amount of the debentures payable approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

Segment Information
-------------------

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

Comprehensive Income and Foreign Currency Translation
-----------------------------------------------------

         As of October 1, 1999 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The sole component of other comprehensive income is a foreign currency translation adjustment.

Recent Accounting Pronouncements
--------------------------------

         The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", in the year ended September 30, 2001. These pronouncements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The Financial Accounting Standards Board has established the following new pronouncements, none of which have (will) materially affect the
         Company: SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)," SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (effective for fiscal years ending after December 15, 1999)," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an amendment of SFAS No. 133 (effective June 1999)," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (effective for fiscal years beginning after June 15,
         2000)," SFAS No. 139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15, 2000)," SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (effective for certain disclosures for fiscal years ending after December 15, 2000)," SFAS No. 141, "Business Combinations," which eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for fiscal years beginning after March 15, 2001), which enhances disclosure for these assets subsequent to their acquisition, SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Basic and Diluted Net Loss Per Share
------------------------------------

         The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $28,158,732 at September 30, 2001. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

         Additionally, as discussed in Notes 3 and 16, the Company has lost management control of its subsidiaries in Argentina and Peru. While it is in the process of resolving these situations, it is unclear what the outcome will be.

         Furthermore, as discussed in Note 4, WSI, Inc. of Puerto Rico, and its principal shareholder, received a default judgment against the Company for $4,675,000. While the Company believes that it is not liable for any material amount, and is currently pursuing both legal options and settlement negotiations, it is unclear what the outcome will be.

NOTE 3 - ACQUISITIONS

Argentina
---------

         On December 31, 1999, the Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. The price was $1,500,000, made up of $900,000 in cash and $600,000 in 454,545 shares of company stock. Infotel also engages in telephone system integration and engineering projects. The minority

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 3 - ACQUISITIONS (continued)

         interest in net loss is not recognized, because the Company anticipates being fully responsible for the subsidiary's losses.

         The Argentine government has revoked all MMDS licenses, including those held by the Company's subsidiary, Infotel. The Company and Infotel have taken all prescribed steps in order to secure the re-issuance of the licenses, and talks are on-going with the appropriate Argentine government agencies. However, there is no guarantee that the licenses will be reissued to Infotel. Consequently, operations in Argentina have been temporarily suspended pending resolution of this matter, and the subsidiary's accounts have not been made available to the Company. Therefore, management recognized an impairment of the frequency licenses asset in the amount of the Company's investment of $1,500,000 at September 30, 2000, and has recognized an impairment of the Company's investment of $1,110,652 at September 30, 2001.

Peru
----

         On February 29, 2000, the Company purchased 100% of Digital Way S.A., a Peruvian telecommunications company. The price was $1,300,000, made up of $400,000 in cash and $900,000 in 181,100 shares of company stock. Digital Way S.A., holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

         In June of 2001, the Company received a notice of default from Digital Way, claiming breach of the terms of the Company's purchase agreement. The Company disputes those claims and is currently negotiating with Digital Way to resolve the situation and anticipates a resolution in the near future. Digital Way's accounts have not been made available to the Company, although Digital Way has agreed to provide financial information necessary for the completion of consolidated financial statements within the quarter ending March 31, 2002. Due to these disputes and other uncertainties, management has recognized an impairment of the Company's investment of $4,444,608.

India
-----

         In June 2000, the Company entered into an agreement with a group of Indian businessmen to establish a joint venture, World Wide Wireless Communications (India) Ltd., to establish fixed wireless data service in India. A deposit of $ 248,350 (shown as part of Deposits in Acquisitions) was posted with the Indian government as part of the process of applying for both frequency and Internet service provider licenses. Management is in negotiation with the Indian partners regarding future plans. Because of uncertainties in both the outcome of these negotiations and the Company's ability to complete the transactions, management has recognized an impairment of the deposit in the amount of $124,175.

Thailand
--------

         In May 2000, the Company entered into a joint venture with World Star T.V. Communication Co. Ltd. (WSTV), a Thai corporation, to provide fixed wireless data services in Thailand. WSTV currently owns frequency licenses in Bangkok and other major areas in Thailand. As of September 30, 2000, $146,662 has been invested, and is shown as part of Deposits in Acquisition. In August 2000 the Company entered into a Letter of Intent with E-Z Net Co. Ltd. of Bangkok for E-Z Net to provide internet service provider services to the new joint venture. The required governmental approvals are pending. Due to uncertainties in the Company's

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 3 - ACQUISITIONS (continued)

         ability to complete the transaction, management has recognized an impairment of the investment in the amount of $73,331.

El Salvador
-----------

         On March 11, 2000, the Company entered into a letter of intent with El Salvador Telecomuniciones S.A. de C.V. for the purpose of acquiring a 25% ownership interest in that company in El Salvador. Pursuant to the terms of the letter of intent, the Company paid $1,000,000 to that company as an advance payment of the purchase price, which was to total $3,500,000. The agreement provided that the purchase was conditioned upon the Company's acquisition of certain licenses, and the occurrence of certain other conditions that were not met. As a result, the Company entered into an agreement for the refund of the advance payment, which was fully paid in January 2001.

Financial Data
--------------

         As stated above, audited financial data for the year ended September 30, 2001 is not available for the Company's two subsidiaries, Infotel Argentina and Digital Way. However, partial unaudited quarterly information was available during the year ended September 30, 2001, and was presented in the respective Forms 10-QSB. The information is summarized below:



                                            12/31/00          03/31/01         06/30/01        09/30/01
                                           (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                           ------------------------------------------------------------
         DIGITAL WAY
         Total Assets                      $2,227,807      $ 2,304,891      $  3,952,752             *
         Total Liabilities                  2,977,212        3,428,399         5,444,391             *
                                           ------------------------------------------------------------
         Total Shareholders Deficit        $ (749,405)     $(1,123,508)     $ (1,491,639)            *
                                           ============================================================

                                                               For the Quarter Ended
                                            12/31/00         03/31/01         06/30/01         09/30/01
                                           (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                           ------------------------------------------------------------

         Revenue                           $   12,803      $  $ 84,804      $    153,207             *
         Expenses                             489,537          458,873           513,410             *
                                           ------------------------------------------------------------
         Net Loss                          $ (476,734)     $  (374,069)     $   (360,203)            *
                                           ============================================================


         * No information available

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 3 - ACQUISITIONS (continued)

                                            12/31/00          03/31/01         06/30/01        09/30/01
                                           (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                            -----------------------------------------------------------
         INFOTEL
         Total Assets                       $ 430,515        $ 430,515                *             *
         Total Liabilities                    434,950          468,951                *             *
                                            -----------------------------------------------------------
         Total Shareholders Deficit         $  (4,35)        $ (38,436)               *             *
                                            ===========================================================

                                                               For the Quarter Ended
                                            12/31/00         03/31/01         06/30/01         09/30/01
                                           (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                            -----------------------------------------------------------
         Revenue                            $303,343                0                 *             *
         Expenses                            366,978         $ 34,001                 *             *
                                            -----------------------------------------------------------
         Net Loss                           $(63,635)        $(34,001)                *             *
                                            ===========================================================


         * No information available

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

         In November 1998, the Company and its predecessor affiliates filed an action against the lessor of its leases for the Concord and San Marcos, California multipoint distribution service channels. Thereafter, the lessor cross-complained against the Company and its predecessors alleging breach of contract. On December 9, 1999, a settlement agreement was signed, which provided for the Company to pay $87,375 to the lessor, in the fiscal years ended September 30 1998, 1999, and 2000. Under terms of the settlement agreement, the Company also had an option to purchase the Concord and San Marcos leases for a price of $250,000 each, less lease payments already made. The Company elected to exercise the option to purchase the Concord lease, and the appropriate transfer procedure has been initiated with the U.S. Federal Communications Commission (FCC) which is still pending. The Company believes that under current FCC regulations it is not required to pay the $250,000 purchase price until such time as the FCC has approved the transfer of the license.

         The Company borrowed from Credit Bancorp $328,000 in August 1999 and $412,000 in October 1999. The terms of this loan are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. On August 26, 1999, the Company filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to the August 1999 loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to the Company to a convertible debenture in the amount of $740,000. On October 11, 1999, the Company issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable semiannually on the last day of February and September, with the principal due September 30, 2002. Credit Bancorp's receiver agreed to convert the principal and accrued interest owing on the debenture into 482,734 shares

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         of the Company's stock during the fiscal year ended September 30, 2000. As of December 12, 2001, the Company has not issued the stock.

         On April 19, 2001, the Company was served with a complaint alleging unjust enrichment and a violation of California Business and Professions Code by Broad Horizons, Inc., a Florida corporation. The complaint stems from allegations that the Company improperly received monetary benefits from the Company's intended acquisition of Comunicacoes 100Fio, Ltda, a Brazilian corporation, and the Company's subsequent relations with Luis Cuza, a former vice-president and director of Broad Horizons, Inc., and a former member of the Company's board of directors. The Company denies the allegations and plans to file a response to the complaint. Management believes that the resolution of this matter will not have a material effect on the Company's financial statements.

         On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment has been entered in WSI's favor. The Company does not believe that it is liable for any material amount, and is currently pursuing both legal options and settlement negotiations in order to resolve the matter, and anticipates a resolution in the quarter ending March 31, 2002.

Operating Leases
----------------

         As of September 30, 2001, the Company had no long term lease obligations in the United States. Information on the subsidiaries' lease obligations is unavailable.

NOTE 5 - STOCKHOLDERS EQUITY

         During the fiscal year ended September 30, 2000, the Company sold 11,548,745 shares of its common stock for net cash proceeds of $6,652,699. The company issued 2,433,330 shares of its common stock for services at an aggregate value of $1,142,445. Stock issued for services was at the reported market price for the shares at the time of issuance. The Company issued 635,645 shares of its common stock for the acquisition of subsidiaries at an aggregate value of $1,500,000. Stock issued for assets was at the reported market price for the shares at the time of issuance.

         During the fiscal year ended September 30, 2001, the Company sold 26,328,380 shares of its common stock for net cash proceeds of $1,277,681. The Company issued 24,170,682 shares of common stock in conversion of outstanding debentures for an aggregate value of $1,018,366. The Company also issued 1,230,000 shares of its common stock for services at an aggregate value of $258,250. Stock issued for services was at the reported market price for the shares at the time of issuance.

NOTE 6 - OPTIONS ON FREQUENCY LICENSES

         On November 25, 1998, the Company entered into an option agreement with Shekinah Network to pay $500,000 to lease eight Instructional Television Fixed Service channels for the Company's high-speed wireless internet connections, as authorized by the Federal Communications Commission. This agreement also provided the Company an exclusive option

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 6 - OPTIONS ON FREQUENCY LICENSES (continued)

         to lease excess capacity on Shekinah's remaining thirty-two Instructional Television Fixed Service channels, as they became available. The Company has decided that it will not pursue the option, has ceased making the minimum required monthly payments, and has decided to forfeit the $500,000 paid for the option.

NOTE 7 - INCOME TAXES

         A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                                                  Fiscal years ended September 30,
                                                                2001                          2000
                                                         -------------------        ---------------------
                                                         Amount           %            Amount          %
                                                         ------          ---           ------         ---
         Computed income tax benefit at statutory      $4,461,000         34 %      $ 2,848,407        34 %
         rate
         Tax benefit reserved for doubtful valuation   (4,461,000)       (34)%       (2,848,407)      (34)%
                                                       -----------                    ----------

         Income tax benefit                                      None                          None
                                                                 ----                          ----


         At September 30, 2001, the Company had a net operating loss carry forward for federal tax purposes of approximately $28,159,000 which if unused to offset future taxable income, will expire between the years 2010 to 2020. For state tax purposes, they will expire if unused in 2004, 2005 and 2006. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

         Under section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax exempt rate in effect for any month in the 3 calendar month period ending in the calendar month in which the ownership change occurred. Due to the ownership changes as a result of the May 1998 reorganization and ubsequent stock issuances, any future realization of the Company's net operating losses will be severely limited.

         Significant components of the Company's deferred tax assets are as follows:


                                                      2001              2000
                                                      ----              ----
         Net operating loss carryforwards         $21,906,000       $15,000,000

         Valuation allowance                      (21,906,000)      (15,000,000)
                                                   ----------        ----------
         Net deferred tax assets                      None              None
                                                      ----              ----

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 8 - NET LOSS PER COMMON SHARE

         Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

                                                                              Fiscal Year Ended
                                                                                September 30,
                                                                            2001              2000
                                                                            ----              ----
         Net loss                                                     $ (13,003,483)     $ (8,396,108)
                                                                      =============      ============

         Weighted average number of common shares                       107,316,000        81,656,614
                                                                      =============      ============
         Basic and diluted loss per share                             $       (0.12)     $      (0.10)
                                                                      =============      ============



         The following common stock equivalents have been excluded from the dilutive computation, as their inclusion would be anti-dilutive

                Stock options                   7,950,000         3,750,000
                Convertible warrants           20,120,882         3,600,000
                                               ----------         ---------
                                               28,070,882         7,350,000

NOTE 9 - STOCK OPTION PLANS

Nonstatutory Stock Options
--------------------------

         The Company has issued stock options under nonstatutory stock option agreements. The options are granted at the fair market value of the shares at the date the option is granted. The options are granted for a period of 5 years, and are fully exercisable during the term of the option period or within thirty (30) days of the participant's resignation or termination.

         Combined transactions in non-employee options for the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                             2001                         2000
                                                             ----                         ----
                                                                   Average
                                                   Number of      Exercise      Number of       Average
                                                     Shares         Price         Shares     Exercise Price

         Options outstanding October 1                500,000         $0.095       500,000        $0.095
         Granted                                    1,050,000          0.015
         Cancelled/Expired                                 --             --            --            --
         Exercised                                         --             --            --            --
                                                    ---------         ------       -------        ------
         Options outstanding, September 30          1,550,000         $0.041       500,000        $0.095
                                                    =========         ======       =======        ======

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 9 - STOCK OPTION PLANS (continued)

Incentive Stock Plan
--------------------

         The Company adopted an incentive stock plan on August 5, 1998, which was approved by the shareholders on March 1, 2001. The options are granted at the fair market value of the shares at the date that the option is granted. The options are granted for a period of 10 years, and are exercisable after one year from the date of grant, at a vested rate of 20% per year during the term of the option period or within thirty (30) days of the participant's resignation or termination. The number of shares of stock covered by each outstanding option, and the exercise price per share thereof set forth in each such option, shall be proportionately adjusted for any stock split, and or stock dividend. All such options were being treated as non-statutory stock options until the incentive stock plan was approved by the shareholders.

         Combined transactions in employee options for the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                             2001                         2000
                                                             ----                         ----
                                                                    Average
                                                   Number of       Exercise      Number of      Average
                                                    Shares          Price         Shares     Exercise Price
         Options outstanding October 1              3,250,000         $0.602     2,450,000        $0.095
         Granted                                    3,050,000          0.015     1,600,000         1.125
         Cancelled/Expired                                  0          0          (800,000)        0.095
         Exercised                                          0          0                 0         0
                                                    -------------------------------------------------------
         Options outstanding, September 30          6,300,000         $0.318     3,250,000        $0.602
                                                    =========         -=====     =========        -=====



Compensation Costs

         The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have been recognized for these plans in 2001 or 2000. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                                2001                2000
                                                                ----                ----
         Net loss:
                    As reported                            $(13,121,000)        $(8,396,108)
                                                            ============          ==========
                    Pro forma                              $(13,171,600)        $(8,400,654)
                                                           =============         ==========
         Basic and diluted loss per share:

                    As reported                              $(0.12)              $(0.10)
                                                             =======              =======
                    Pro forma                                $(0.12)              $(0.10)
                                                             =======              =======

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001


NOTE 9 - STOCK OPTION PLANS (continued)

         The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

         Assumption                                      Plans

         Dividend yield                                     0%
         Risk-free interest rate                            4%
         Expected life                              5/10 years
         Expected volatility                               97%


NOTE 10 - SEGMENT INFORMATION

         Because no financial information is available from the Company's foreign subsidiaries for the year ended September 30, 2001 (See notes 1 and 3), no detail segment information is provided.

NOTE 11 - SECURITIES PURCHASE AGREEMENTS

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

         On August 10, 2000, the Company agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, the Company agreed to issue an additional 608,000 shares of common stock to the investors and subordinated debentures with a principal amount of $1,312,000, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. The Company also agreed to change the floor price to $1.00 for the period between August 10, 2000 and October 14, 2000, $0.64 for the period between October 14, 2000 and April 14, 2001 and zero thereafter.

         On November 15, 2000, the investors agreed to modify the transaction documents in accordance with the Company's request and agreed to waive any breach of the original Securities Purchase Second Amendment. In consideration for these concessions, the Company agreed to increase the principal amount of the debentures held by the investors. The investors have returned to the Company 760,000 previously issued shares of common stock in exchange for the issuance of new debentures reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion.

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 11 - SECURITIES PURCHASE AGREEMENTS (continued)

         The Company entered into a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of the Company's common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. Grenville Finance Ltd. committed up to $50 million to purchase the Company's common stock over a twenty-four month period. Once every 22 trading days, the Company may request a draw down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw down must be at least $50,000, and there must be a seven trading day waiting period between draw downs. The amount of money that Grenville Finance Ltd. will provide and the number of shares the Company will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen percent discount to the volume weighted average stock price for that 22 day period. The Company will receive the amount of the draw down less an escrow agent fee of $750 for each draw down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000,000 shares of the Company's common stock at an exercise price of $0.265 per share.

         On February 11,2001, the Company entered into a Stock Purchase Agreement with two investors for the purchase of four million shares of common stock offered at $0.125 per share through its Post Effective Amendment to Form SB-2 Registration Statement. The total purchase price was $500,000.

         On March 29, 2001, the Company entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. The investors agreed to purchase $750,000 principal amount of 8% convertible debentures and the Company agreed to issue warrants to purchase 50,000 shares of common stock for each $100,000 principal amount purchased by the investors and issued warrants to purchase a total of 375,000 shares. The exercise price on the warrants shall be 115% of the average of the five bid prices immediately prior to March 29, 2001. The term of the warrants is for three years. Under the agreement, the Company also agreed to remove the floor price on the 4% convertible debentures previously issued and to decrease the price of the warrants to $.1012. In addition, the Company pledged certain U.S. licenses and leases as collateral against these debentures.

         On June 7, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $200,000 principal amount of 8% senior convertible debentures. The Company also agreed to issue letter warrants to purchase up to $125,000 divided by 85% of the average of the three lowest bid prices during the 22 trading days prior to June 7, 2001.

         On August 17, 2001, the Company received aggregate proceeds of $60,000 pursuant to the Company's drawdown notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity drawdown facility between the Company and Grenville Finance Ltd. This notice offered to sell up to $60,000 of common stock to Grenville Finance Ltd. Based on the formula in the stock purchase agreement, during the 22 day period beginning October 10, 2001 and ending November 22, 2001. Grenville Finance Ltd. purchased 12,000,000 shares of the Company's common stock.

         On September 27, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $60,000 principal amount of 8% senior convertible debentures. No warrants were involved in this amendment to the Senior Secured Convertible Debentures and Warrants Purchase Agreement.

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 11 - SECURITIES PURCHASE AGREEMENTS (continued)

         On June 13, 2001, the Company issued a drawdown notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between us and Grenville Finance Ltd. This notice offered to sell up to $130,000 of common to Grenville Finance Ltd. based on the formula in the stock purchase agreement, during the 22 day period beginning on June 13, 2001 and ending on July 16, 2001, but at not less than $0.015 per share. As part of the Company's drawdown notice, Grenville Finance Ltd. purchased 7,092,248 shares of the Company's common stock. These purchases resulted in aggregate proceeds of $130,000 being paid and released from escrow by Grenville Finance Ltd.

NOTE 12 - LOAN AGREEMENT

         On January 14, 2001, the Company entered into a Loan Agreement with its systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, Andrew received an initial payment of $100,000 and was scheduled to receive an additional $100,000 each month until the loan was repaid. In addition, the Company issued a Company warrant to purchase no less than 200,000 shares and no greater that 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest, and the Company is required to register the shares underlying the warrants. Further, on July 23, 2001, the Company entered into an agreement with Andrew to resolve all remaining indebtedness. This agreement required the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina, as well as, some inventory held in the U.S. The equipment in Argentina has not yet been returned to Andrew.

NOTE 13 - SEVERANCE AGREEMENT - FORMER OFFICER

         On April 20, 2001, the Company entered into a Settlement Agreement and Mutual Release with former CEO Douglas P. Haffer for the release of his right to a contractual severance amount exceeding $1,000,000. In exchange, and upon execution of the settlement agreement, Mr. Haffer agreed to resign from his executive positions with the Company and its subsidiaries and from his seats on their boards of directors. Pursuant to the settlement agreement, the Company repriced the exercise price for two separate grants of stock options to Mr. Haffer. Previously, he held two 800,000 stock option grants, with an exercise price of $1.62 and $0.095. The compensation element of the repricing, using the fair value method is $4,200.

         Pursuant to the settlement agreement, the exercise prices for these options were repriced to $0.01 and $0.036, respectively. Additionally, the Company was required to pay a severance package in the amount of $77,000 to Mr. Haffer, of which $30,000 was to be paid at the time the agreement was executed. The remaining $47,000 has not been paid and remains outstanding at September 30, 2001.

NOTE 14 - LEASEBACK TRANSACTION - PERU

         On May 17, 2001, the Company's Peruvian subsidiary, Digital Way, S.A., entered into a sale-leaseback arrangement with Bco. Continental involving virtually all of Digital Way's fixed assets and equipment. The transaction generated a sale/use tax refund of $360,800 less commissions and fees of approximately $55,700, for a net benefit of $305,100. The principal amount of $1,694,000 was deposited in a restricted interest bearing security deposit account held by

                    World Wide Wireless Communications, Inc.
                        Notes to the Financial Statements
                               September 30, 2001



NOTE 14 - LEASEBACK TRANSACTION - PERU (continued)

         Bco. Continental to guarantee future lease payments, and from which the quarterly lease payments of $169,387 will be paid. The first quarterly payment was due August 17, 2001 and payments continue until May 17, 2004.

NOTE 15 - CONVERSION OF DEBENTURES

         Commencing on April 10, 2001 through September 30, 2001, debenture holders exercised their option to convert $1,018,366 of debentures into 24,170,682 shares of common stock.


NOTE 16 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         Adjustment                                         September 30, 2001

         Impairment of Frequency License (a)                      $    500,000

         Impairment of Deposits in India and Thailand (b)         $    197,500

         Impairment of Investments in Subsidiaries (c)            $  5,555,260

         (a) As discussed in note 6, the Company entered into an agreement with Shekinah Networks in November 1998 to lease certain channels in the United States, with an option to purchase others as they became available. The Company has ceased making the required minimum monthly payments on the existing leases, and has decided to not pursue the option on any of the other channels, thus forfeiting the option. Therefore, an impairment has been recognized for the full $500,000 option in frequency licenses.

         (b) As discussed in Note 3, the Company is in negotiations with its partners in India and Thailand. Because the outcome of these negotiations is unknown, the Company has recognized a 50% impairment on its deposits in Acquisitions, in the amount of $197,500.

         (c) As discussed in Note 3, the Company has lost management control of its subsidiaries in Argentina and Peru. However, negotiations are on going to obtain resolution to the problem. Because of the situation, the Company has recognized an impairment of the Company's remaining investments in those two subsidiaries, in the amount of $5,555,254.

NOTE 17 - SUBSEQUENT EVENTS

         On November 1, 2001, the Company signed a non-binding letter of intent to acquire Hard Disk Cafe, Inc., a privately held Florida corporation which intends to develop and license themed internet cafes. Terms call for the Company to pay $1,250,000 in cash and 25 million shares of common stock. The acquisition is subject to the signing of a definitive agreement, and to the availability of appropriate financing.