Form 10QSB
period 2001-12-31
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2002-02-14
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001
                                ------------------

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


                                MICHAEL J. ZWEBNER
                             407 Lincoln Rd, Suite 6K
                              Miami Beach, FL 33139
                             -----------------------
                    (Address of principal executive offices)

                                 (305) 672-6344
                           (Issuer's telephone number)

                                 (415) 296-9758
                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of February 11, 2002
         -----                      -----------------------------------

Common Stock, $.001 par value                      139,997,050

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - September 30, 2001 and
            December 31, 2001                                                3

            Consolidated Statement of Operations for the three months
            Ended December 31, 2001 and 2000                                 4

            Consolidated Statement of Cash Flows for the three months
            Ended December 31, 2001 and 2000                                 5

            Notes to the Consolidated Financial Statements
            December 31, 2001                                                6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    8

PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               11

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      15

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   World Wide Wireless Communications, Inc. &
                                  Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                    December 31,      September 30,
                                                                                       2001                2001
                                                                                       ----                ----
                                                                                    (unaudited)        (see note 1)
                                                                                     -----------       ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                                                           $      2,241      $      4,082
   Other current assets                                                                    48,991            48,991
                                                                                     ------------      ------------
        Total Current Assets                                                               51,232            53,073
                                                                                     ------------      ------------
Option on frequency licenses, net of impairment                                              --                --
                                                                                     ------------      ------------
Deposit in acquisition, net of impairment                                                 197,506           197,506
                                                                                     ------------      ------------
Fixed Assets:
   Equipment                                                                              300,670           300,670
   Furniture and fixtures                                                                  20,580            20,580
   Less: Accumulated depreciation & amortization                                         (115,327)          (99,779)
                                                                                     ------------      ------------
        Total Fixed Assets                                                                205,923           221,471
                                                                                     ------------      ------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                                             --                --
Other assets                                                                                6,650             6,650
                                                                                     ------------      ------------
        Total Assets                                                                 $    461,311      $    478,700
                                                                                     ============      ============

                                           Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable, trade                                                           $  1,844,901      $    840,520
   Accrued expenses                                                                       108,266         1,124,751
   Due to related entities                                                                 94,933              --
                                                                                     ------------      ------------
       Total Current Liabilities                                                        2,048,100         1,965,271

Convertible debentures                                                                  7,260,661         7,077,104
                                                                                     ------------      ------------
         Total Liabilities                                                              9,308,761         9,042,375
                                                                                     ------------      ------------
Commitments and Contingencies                                                                --                --

Stockholders' Deficit:
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 137,993,225 issued
      and outstanding                                                                     137,995           137,995
   Additional paid-in capital                                                          19,576,096        19,576,096
   Accumulated deficit                                                                (28,442,507)      (28,158,732)
   Accumulated other comprehensive loss                                                  (119,034)         (119,034)
                                                                                     ------------      ------------
       Total Stockholders' Deficit                                                     (8,847,450)       (8,563,675)
                                                                                     ------------      ------------
         Total Liabilities and Stockholders' Deficit                                 $    461,311      $    478,700
                                                                                     ============      ============

             See notes to condensed consolidated financial statements.

                   World Wide Wireless Communications, Inc. &
                                  Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED

                                              Three Months        Three Months
                                            Ended December 31,  Ended December 31,
                                                 2001                  2000
                                            -------------         -------------
Revenue                                     $        --           $     316,591
Cost of goods sold                                   --                 256,196
                                            -------------         -------------
Gross profit                                         --                  60,395

Operating expenses                                202,145             1,860,011

                                            -------------         -------------
Operating (loss)                                 (202,145)           (1,799,616)

Interest (expense)                                (81,630)              (31,650)
                                            -------------         -------------


Net loss                                    $    (283,775)        $  (1,831,266)
                                            =============         =============

Basic and diluted loss per
share                                       $      (0.002)        $       (0.02)
                                            =============         =============

Number of shares used in
computing basic and diluted
loss per share                                137,530,725            89,880,276
                                            =============         =============

             See notes to condensed consolidated financial statements.

                           World Wide Wireless Communications, Inc. &
                                         Subsidiaries
                         Condensed Consolidated Statement of Cash Flows
                                          UNAUDITED

                                                                            For the            For the
                                                                          Three Months       Three Months
                                                                              Ended             Ended
                                                                           December 31,      December 31,
                                                                               2001              2000
                                                                            -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                $  (283,775)     $(1,831,266)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                  --             (2,888)
       Depreciation and amortization expense                                     15,548           86,352
       Interest payable added to principal of
       debentures                                                               123,557           95,524
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                                    --           (185,239)
       Decrease in accounts receivable                                             --             63,974
       (Decrease) in accrued expenses                                        (1,016,485)        (143,149)
       Increase in accounts payable                                           1,004,381          316,771
       Increase in due to related entities                                       94,933             --
                                                                            -----------      -----------

       Net Cash (Used) by Operating Activities                                  (61,841)      (1,599,921)
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                                    --           (526,955)
                                                                            -----------      -----------

       Net Cash (Used) by Investing Activities                                     --           (526,955)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of senior secured
      convertible debentures                                                     60,000             --
                                                                            -----------      -----------
       Net Cash Provided by Financing Activities                                 60,000             --
                                                                            -----------      -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,841)      (2,126,876)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                        4,082        3,111,150
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                        $     2,241      $   984,274
                                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                        $      --        $      --
       Income taxes paid                                                    $      --        $      --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                      $   123,557      $    95,524

             See notes to condensed consolidated financial statements.
                                        5

                 WORLD WIDE WIRELESS COMMUNICATIONS, INC & SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2001.

               The balance sheet at September 30, 2001 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

               Organization

               The consolidated financial statements presented are those of World Wide Wireless Communications, Inc., (the Company) and its subsidiaries, Infotel Argentina, S.A. and Digital Way S.A. The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally.


               Consolidated Financial Statements

               The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries, Infotel Argentina of Argentina and Digital Way S.A. of Peru, are included in the results for the quarter ended December 31, 2000 only (see note
               4).

NOTE 2 - COMPREHENSIVE INCOME AND FOREIGN CURRENCY TRANSACTIONS

               Total comprehensive loss was $2,888 for the three months ended December 31, 2000. There was no comprehensive income or loss for the three months ended December 31, 2001.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2001 and 2000, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 4 - OPERATING RESULTS BY COMPANY AND CONSOLIDATED FOR THE QUARTER ENDED DECEMBER 31, 2000

               During the fiscal year ended September 30, 2001, the Company had lost management control of its two subsidiaries, Infotel Argentina S.A. and Digital Way S.A. of Peru. Because of the situation, the Company recognized an impairment of the Company's remaining investments in those two subsidiaries, in the amount of $5,555,254 at September 30, 2001. The Company has not been able to regain management control at December 31, 2001, and therefor, is unable to include the activities of the subsidiaries in the results for the three months ended December 31, 2001. However, the information was available for the three months ended December 31, 2000, and is included in the comparative information shown for that period. The financial activity for the entities is as follows:



                                                            For the Quarter Ended December 31, 2000 (Unaudited)
                                                   -----------------------------------------------------------------------
                                                   World Wide           Infotel            Digital Way       Total
                                                   Wireless(U.S)        (Argentina)        (Peru)            Consolidated*
                                                   -----------------------------------------------------------------------
                 Revenue                           $         -          $  303,343         $  12,863         $   316,591
                 Expenses                            1,290,957             366,978           489,537           2,147,857
                                                   -----------------------------------------------------------------------
                 Net Loss                          $(1,290,957)         $  (63,635)        $(476,674)        $(1,831,266)
                                                   =======================================================================
                 Total Assets                      $ 8,617,736          $  430,515         $2,227,807        $ 8,138,551
                                                   =======================================================================

           *After elimination of intercompany transactions.

NOTE 5 - FINANCIAL CONDITION AND LIQUIDITY

               The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $28,442,507 at December 31, 2001. Net losses are expected for the foreseeable future. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is evaluating whether to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and the Company assumes no obligation to update this information.

RISK FACTORS

       We will require additional capital in the short term to remain a going concern.

       We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we reorganize our wireless Internet service system and possibly develop other technologies or activities. In view of this fact, our auditors have stated in their report for the period ended September 30, 2001 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

        We are subject to substantial governmental regulations that could adversely affect our business.

BUSINESS AND ORGANIZATION

        World Wide Wireless Communications, Inc., and its subsidiaries, Infotel Argentina S.A. and Digital Way S.A. (collectively the "Company", "us" or "we"), have been engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. We also own a U. S. patent on our Distributed Wireless Call Processing System technology.

PROPOSED ACQUISITION

         On November 1, 2001, the Company signed a non-binding letter of intent to acquire Hard Disk Cafe, Inc., a privately held Florida corporation which intends to develop and license themed internet cafes. Terms call for the Company to pay $1,000,000 in cash and 25 million shares of common stock for a total value of $1,250,000. The acquisition is subject to the signing of a definitive agreement, and to the availability of appropriate financing.

OUTLOOK

         On November 1, 2001, Michael J. Zwebner became our Chief Executive Officer and Chairman of the Board of Directors. Along with his appointment, we announced that Alexander Walker Jr. was appointed to the Board of Directors and as Secretary to the corporation and Curtis Orgill was appointed to the Board of Directors and as the Company's Chief Financial Officer. In the near term, new management anticipates restructuring the obligations we have, disposing of non-productive assets, re-aligning corporate resources into income and profit producing activities and completing acquisitions to give us net revenue growth. Management believes that with the proper restructuring and target growth by acquisition, we will recover from our current financial condition and provide growth and value to our shareholders.

        As previously reported, our partners in Argentina have closed the offices and the government has not restored our MMDS license. In Peru, our partners have withheld information and access to the activities of the subsidiary. Accordingly, in both investments we recorded an impairment loss, in the fiscal year ended September 30, 2001, resulting from our loss of control of those subsidiaries and investments. We continue to pursue recovery of these assets and are attempting to negotiate an equitable settlement on related obligations of these entities.

        The Board of Directors of the Company has decided not to pursue the installation or activation of wireless systems in India and Thailand. Citing economic and political difficulties in those areas, we are actively pursuing and negotiating refunds of our deposits. The Board has also decided to withdraw from Argentina and pursue the return of our equipment and other assets in that country.

        We have rehired the services of Dana Miller as our technical consultant effective December 2001.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000.

       There were no revenues or cost of sales for the three months ended December 31, 2001 compared to $316,591 of revenues and $256,196 of cost of sales for the three months ended December 31, 2000. All revenues in the three months ended December 31, 2000 were derived from the sale of telephone system integration and engineering in our Argentine subsidiary and through the initiation of internet service in our Peruvian subsidiary. As previously noted, our partners in those subsidiaries have withheld information for the current reporting period.

        The Directors of our Peruvian subsidiary, Digital Way S. A., have assured us that subject to a successful renegotiation of the purchase agreements and payment terms, they will provide the information.

         Operating expenses for the three months ended December 31, 2001 amounted to $202,145 compared to $1,860,011 for the three months ended December 31, 2000. For the current reporting period, these expenses were primarily consultants, professional fees and rents. For the three months ended December 31, 2000, the expenses were generated by our foreign subsidiaries and increased demand for the parent company in expanding the business and managing the foreign subsidiaries.

       Net losses for the three months ended December 31, 2001 were $283,775, as compared with $1,831,266 for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       On December 31, 2001, the Company had cash and cash equivalents of $2,241 compared with $4,082 as of September 30, 2001. During the three months ended December 31, 2001, $60,000 was received from the sale of 8% senior secured convertible debentures and $84,933 was advanced by the Chairman of the Company, Michael Zwebner. These funds were used to pay the cash operating expenses for the three month period ended December 31, 2001.

         While management restructures the Company, current operating cash is being provided by loans from related entities and the Chairman of the Company. The working capital deficit at December 31, 2001 amounted to $1,996,868. Management is attempting to reduce this deficit through arrangements with creditors. If we do not make satisfactory arrangements with the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  DEFAULTS ON SENIOR SECURITIES

     On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants. Further, on July 23, 2001, we entered into an agreement with Andrew Corporation to resolve all our remaining indebtedness to Andrew. This agreement requires the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina. This agreement does not require the return of any equipment shipped by Andrew to Peru. We have not been able to release the equipment from the authorities in Argentina, in accordance with the agreement, however management is making every effort to meet its obligation under the revised agreement with Andrew Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------

        10.1 World Wide Wireless Communications, Inc. 2002 Stock Compensation Plan *

        10.2   Letter of Intent to acquire Hard Disc Cafe, Inc.


             * Filed with the registration statement on Form S-8 filed with the
               Securities and Exchange Commission on February 13, 2002.


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

            Form 8-K dated October 1, 2001 reporting:
                Item 5, Other Events -
                    Issuance of a press release announcing management changes

            Form 8-K dated November 13, 2001 reporting:
                Item 5, Other Events -
                    Issuance of a press release announcing Board and officer
                     appointments

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2002      WORLD WIDE WIRELESS COMMUNICATIONS, INC.


                              /s/ MICHAEL J. ZWEBNER
                              ----------------------------
                              Michael J. Zwebner
                              Chief Executive Officer, Chairman of the Board