Form 10KSB/A
period 2001-09-30
WORLD WIDE WIRELESS COMMUNICATIONS INC
filed 2002-04-02
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO 1
                                       TO
                                   FORM 10-KSB


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


                     Common Stock, $.001 par value per share
                                (Title of class)


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


         In keeping with this goal, our success depends to a significant extent on the performance and continued service of our senior management and certain key consultants. On April 20, 2001, Douglas P. Haffer resigned as our Chief Executive Officer, Chief Financial Officer and President. Following Mr. Haffer's resignation, Jack Cutter was appointed interim Chief Executive Officer, Chief Financial Officer and Chairman of the Board. On July 22, 2001, Mr. Cutter resigned and Eugene I. Davis was appointed as our President and Chief Executive Officer, and was elected to our Board of Directors and appointed as its Chairman. On October 9, 2001, Mr. Davis resigned all positions associated with the Company. On November 1, 2001, the Board appointed Michael J. Zwebner Chairman of the Board and Chief Executive Officer. In addition, Alexander J. Walker Jr. and Curtis Orgill were appointed to the Board. Mr. Orgill has also been appointed to serve as the Company's Chief Financial Officer, and Mr. Walker has been appointed as Secretary of the Company.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 28, 2001 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Douglas P. Haffer.......   52    Chairman of the Board,    April 1998 - April 2001
                                 CEO and CFO
Jack Cutter ............   70    President,                April 2001 - July 2001
                                 CEO and CFO
Eugene Davis............ unknown President,                July 2001 - October 2001
                                 CEO,and Chairman of the
                                 Board
Michael J. Zwebner......   47    Chairman of the Board     November 2001 - present
                                 and CEO

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


Except for the inability to audit the foreign subsidiaries as mentioned above, we conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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



Reuben E. Price & Co.
January 14, 2002

             World Wide Wireless Communications, Inc. & Subsidiaries
                           Consolidated Balance Sheet


                                                                                  September 30,
                                                                                      2001
                                                                                  ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                                                        $      4,082
   Other current assets                                                                 48,991
                                                                                  ------------
        Total Current Assets                                                            53,073
                                                                                  ------------
Options on frequency licenses, $500,000, net of impairment                                  --
                                                                                  ------------
Deposits in acquisition, $395,012, net of impairment                                   197,506
                                                                                  ------------
Fixed Assets:
   Equipment                                                                           300,670
   Furniture and fixtures                                                               20,580
   Less: Accumulated depreciation & amortization                                       (99,779)
                                                                                  ------------
        Total Fixed Assets                                                             221,471
                                                                                  ------------
Other Assets:
   Investment in unconsolidated subsidiaries, $5,555,254, net of impairment                 --
   Other                                                                                 6,650
                                                                                  ------------
        Total Other Assets                                                               6,650
                                                                                  ------------
            Total Assets                                                          $    478,700
                                                                                  ============


                            Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts payable, trade                                                        $    840,520
   Accrued expenses                                                                  1,124,751
                                                                                  ------------
       Total Current Liabilities                                                     1,965,271
                                                                                  ------------
Long Term Liabilities:
    Convertible Debentures                                                           7,077,104
                                                                                  ------------
       Total Long Term Liabilities                                                   7,077,104
                                                                                  ------------
            Total Liabilities                                                        9,042,375
                                                                                  ------------


Commitments and Contingencies                                                               --

Stockholders' Deficit
   Preferred stock, 10,000,000 shares authorized, no
         shares issued and outstanding                                                      --
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 137,993,225 shares
       Issued and outstanding                                                          137,993
   Additional paid-in capital                                                       19,576,098
   Accumulated deficit                                                             (28,158,732)
   Accumulated other comprehensive loss                                               (119,034)
                                                                                  ------------
       Net Stockholders Deficit                                                     (8,563,675)
                                                                                  ------------
             Total Liabilities and Stockholders' Deficit                          $    478,700
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

         Combined transactions in non-employee options for the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                             2001                         2000
                                                             ----                         ----
                                                                   Average
                                                   Number of      Exercise      Number of       Average
                                                     Shares         Price         Shares     Exercise Price


         Options outstanding October 1                600,000         $0.095       500,000        $0.095
         Granted                                    1,050,000          0.015
         Cancelled/Expired                                 --             --            --            --
         Exercised                                         --             --            --            --
                                                    ---------         ------       -------        ------
         Options outstanding, September 30          1,650,000         $0.041       500,000        $0.095
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