Form 10QSB
period 2002-03-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2002-05-16
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:   March 31, 2002
                                       ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO _________

                        Commission file number: 000-30405

                      Universal Communication Systems, Inc.
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

                                 (305) 672-6344
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of May 13, 2002
         -----                      -----------------------------------

Common Stock, $.001 par value                      261,002,915

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - September 30, 2001 and
            March 31, 2002                                                   3

            Consolidated Statement of Operations for the three months
            and six months Ended March 31, 2002 and 2001                     4

            Consolidated Statement of Cash Flows for the three months
            and six months Ended March 31, 2002 and 2001                     5

            Notes to the Consolidated Financial Statements
            March 31, 2002                                                   6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    8

PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               11

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      12

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                     Universal Communication Systems, Inc. &
                                  Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                   March 31,              September 30,
                                                                     2002                     2001
                                                                     ----                     ----
                                                                  (unaudited)              (see note 1)
                                                                 ------------              ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                                       $         81              $      4,082
   Other current assets                                                    --                    48,991

        Total Current Assets                                               81                    53,073
                                                                 ------------              ------------
Option on frequency licenses, net of impairment                            --                        --
                                                                 ------------              ------------
Deposit in acquisition, net of impairment                                  --                   197,506
                                                                 ------------              ------------
Due from related party                                                 98,921                        --
                                                                 ------------              ------------

Fixed Assets:
   Equipment                                                           52,971                   300,670
   Furniture and fixtures                                              20,580                    20,580
   Less: Accumulated depreciation & amortization                      (26,981)                  (99,779)
                                                                 ------------              ------------
        Total Fixed Assets                                             46,570                   221,471
                                                                 ------------              ------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                           --                        --
Other assets                                                           11,250                     6,650
                                                                 ------------              ------------
        Total Assets                                             $    156,822              $    478,700
                                                                 ============              ============

Liabilities and Stockholders' Deficit
Current Liabilities:
   Cash overdraft                                                $      1,658              $         --
   Accounts payable, trade                                          2,058,412                   840,520
   Accrued expenses                                                   136,087                 1,124,751
                                                                 ------------              ------------
       Total Current Liabilities                                    2,196,157                 1,965,271

Convertible debentures                                              7,518,431                 7,077,104
                                                                 ------------              ------------
         Total Liabilities                                          9,714,588                 9,042,375
                                                                 ------------              ------------
Commitments and Contingencies                                              --                        --

Stockholders' Deficit:
   Committed common stock not issued                                      463                        --
   Common stock, par value $.001 per share,
      300,000,000 shares authorized, 153,788,997 issued
      and outstanding                                                 153,789                   137,993
   Additional paid-in capital                                      19,500,719                19,576,098
   Accumulated deficit                                            (29,093,703)              (28,158,732)
   Accumulated other comprehensive loss                              (119,034)                 (119,034)
                                                                 ------------              ------------
       Total Stockholders' Deficit                                 (9,557,766)               (8,563,675)
                                                                 ------------              ------------
         Total Liabilities and Stockholders' Deficit             $    156,822              $    478,700
                                                                 ============              ============

             See notes to condensed consolidated financial statements.

                     Universal Communication Systems, Inc. &
                                  Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED


                                             Three Months Ended March 31,             Six Months Ended March 31,
                                         ----------------------------------        ----------------------------------
                                              2002                 2001                 2002               2001
                                         -------------        -------------        -------------        -------------

Revenue                                  $          --        $      84,863        $          --        $     401,454
Cost of goods sold                                  --               14,597                   --              270,793
                                         -------------        -------------        -------------        -------------
Gross profit                                        --               70,266                   --              130,661

Operating expenses                             166,989            1,929,128              369,134            3,789,139
Write down of Inventory and Equipment          205,181                   --              205,181                   --
Impairment loss on deposits                    197,506                   --              197,506                   --
                                         -------------        -------------        -------------        -------------
Operating (loss)                              (569,676)          (1,858,862)            (771,821)          (3,658,478)

Interest (expense)                             (81,520)             (46,363)            (163,150)             (78,013)
                                         -------------        -------------        -------------        -------------


Net loss                                 $    (651,196)       $  (1,905,225)       $    (934,971)       $  (3,736,491)
                                         =============        =============        =============        =============

Basic and diluted loss per
share                                    $      (0.004)       $       (0.02)       $      (0.004)       $       (0.04)
                                         =============        =============        =============        =============

Number of shares used in
computing basic and diluted
loss per share                             146,579,269           94,730,295          150,293,874           94,730,295
                                         =============        =============        =============        =============


             See notes to condensed consolidated financial statements.

                     Universal Communication Systems, Inc. &
                                  Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                    UNAUDITED

                                                                             For the              For the
                                                                            Six Months           Six Months
                                                                               Ended               Ended
                                                                              March 31,           March 31,
                                                                                2002                 2001
                                                                             -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $  (934,971)         $(3,736,491)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                     --               (2,922)
       Common stock issued for services                                            6,000              106,250
       Depreciation and amortization expense                                      18,712              166,167
       Interest payable added to principal of
          debentures                                                             123,557               95,524
       Loss on write down of assets                                              156,189                   --
       Impairment loss                                                           197,506                   --
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                                   48,991             (220,799)
       Decrease in accounts receivable                                                --              316,220
       Increase (decrease) in accounts payable and
          accrued expenses                                                       229,228              578,593
       Increase in cash overdraft                                                  1,658                   --
                                                                             -----------          -----------

       Net Cash (Used) by Operating Activities                                  (153,130)          (2,697,458)
                                                                             -----------          -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                                       --             (728,609)
       Increase in due from related entities                                     (98,921)                  --
       Increase in other assets - deposits                                        (4,600)                  --
                                                                             -----------          -----------

       Net Cash (Used) by Investing Activities                                  (103,521)            (728,609)
                                                                             -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of senior secured
      convertible debentures, net                                                227,770              750,000
    Sale of common stock                                                          40,000              456,741
    Other                                                                        (15,120)                  --
                                                                             -----------          -----------
       Net Cash Provided by Financing Activities                                 252,650            1,206,741
                                                                             -----------          -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (4,001)          (2,219,326)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                         4,082            3,111,150
                                                                             -----------          -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                         $        81          $   891,824
                                                                             ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                         $        --          $        --
       Income taxes paid                                                     $        --          $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                       $   123,557          $    95,524

            See notes to condensed consolidated financial statements.

                 UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS

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

               Organization

               The consolidated financial statements presented are those of Universal Communication Systems, Inc., (formerly, World Wide Wireless Communications, Inc.), (the Company) and its subsidiaries, Infotel Argentina, S.A. and Digital Way S.A. The Company is engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum both in the United States and internationally.


               Consolidated Financial Statements

               The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries, Infotel Argentina of Argentina and Digital Way S.A. of Peru, are included in the results for the quarter ended March 31, 2001 only (see note 3).


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended March 31, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 3 - OPERATING RESULTS BY COMPANY AND CONSOLIDATED FOR THE QUARTER ENDED MARCH 31, 2002

               During the fiscal year ended September 30, 2001, the Company had lost management control of its two subsidiaries, Infotel Argentina S.A. and Digital Way S.A. of Peru. Because of the situation, the Company recognized an impairment of the Company's remaining investments in those two subsidiaries, in the amount of $5,555,254 at September 30, 2001. The Company has not been able to regain management control at March 31, 2002, and therefor, is unable to include the activities of the subsidiaries in the results for the six months ended March 31, 2002.


NOTE 4 - FINANCIAL CONDITION AND LIQUIDITY

               The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $29,093,703 at March 31, 2002. Net losses are expected for the foreseeable future. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is evaluating whether to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and Uncertainties, which are discussed below and in the Company's other filings with the Securities and Exchange Commission, and which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and the Company assumes no obligation to update this information.


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



BUSINESS AND ORGANIZATION

       Universal Communication Systems, Inc., Inc., and its subsidiaries, Infotel Argentina S.A. and Digital Way S.A. (collectively the "Company", "us" or "we"), have been engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. We also own a U. S. patent on our Distributed Wireless Call Processing System technology. Following the change in management, as noted below, we are now focused on acquisition and expansion of themed internet cafes in selected high traffic markets.

PROPOSED ACQUISITION

       On November 1, 2001, the Company signed a non-binding letter of intent to acquire Hard Disk Cafe, Inc., a privately held Florida corporation which intends to develop and license themed internet cafes. Terms call for the Company to pay $1,000,000 in cash and 25 million shares of common stock for a total value of $1,250,000. The acquisition is subject to the signing of a definitive agreement, and to the availability of appropriate financing. See "Subsequent Events" below.

OUTLOOK

       On November 1, 2001, Michael J. Zwebner became our Chief Executive Officer and Chairman of the Board of Directors. Along with his appointment, we announced that Alexander Walker Jr. was appointed to the Board of Directors and as Secretary to the corporation and Curtis Orgill was appointed to the Board of Directors and as the Company's Chief Financial Officer. In the near term, new management anticipates restructuring our obligations, disposing of non-productive assets, re-aligning corporate resources into income and profit producing activities and completing acquisitions to give us net revenue growth. Management believes that with the proper restructuring and targeted growth by acquisition, we will recover from our current financial condition and provide growth and value to our shareholders.

       As previously reported, our partners in Argentina have closed the offices and the government has not restored our MMDS license. In Peru, we have been advised by our partners that we have defaulted under the purchase agreement for our operating subsidiary, and they have withheld information and access to the activities of the subsidiary. However, see subsequent events below. Accordingly, in both investments we recorded an impairment loss, in the fiscal year ended September 30, 2001, resulting from our loss of control of those subsidiaries and investments. We continue to pursue recovery of these assets and are attempting to negotiate an equitable settlement on related obligations of these entities.

SUBSEQUENT EVENTS

       On May 10, 2002, an agreement was reached with the individuals in Peru with respect to Digital Way S.A. Under the terms of the agreement, we relinquished 73% of our holdings in the subsidiary, but retained the right to the proceeds of any distributions or sale of 50% on the first $6,400,000. Proceeds or distributions in excess of that amount will be divided on the basis of shareholdings. All parties agreed to cancel any claims against each other and to cooperate with each other in the promotion of the subsidiary's business.

           On April 8, 2002, an agreement was signed finalizing the terms of the acquisition of Hard Disc Cafe, Inc. The Agreement calls for the shareholders of Hard Disc Cafe, Inc. to surrender their stock in exchange for three year interest bearing notes totaling about $1 million and 25 million restricted shares of the Company's common stock.

RESULTS OF OPERATIONS

Three Months and Six Months Ended March 31, 2002 Compared to the Three Months and Six Months Ended March 31, 2001.

       There were no revenues or cost of sales for the three months and six months ended March 31, 2002 compared to $84,863 of revenues and $14,597 of cost of sales for the three months ended March 31, 2001, and $401,454 of revenues and $270,793 of cost of sales for the six months ended March 31, 2001. All revenues in the prior year periods were derived from the sale of telephone system integration and engineering in our Argentine subsidiary and through the initiation of internet service in our Peruvian subsidiary. As previously noted, our partners in those subsidiaries have withheld information for the current reporting periods.

        Operating expenses for the three months and six months ended March 31, 2002 amounted to $569,676 and $771,821, respectively, compared to $1,929,128 and $3,789,139 for the three months and six months ended March 31, 2001. For the current reporting period, these expenses were primarily consultants, professional fees and rents, and write down of assets and impairment losses totaling $402,687. For the prior year periods, the expenses were primarily generated by our foreign subsidiaries and from the increased parent company costs in expanding the business and managing the foreign subsidiaries.

       Net losses for the three months ended March 31, 2002 were $651,196, as compared with $1,905,225 for the three months ended March 31, 2001. Net losses for the six months ended March 31, 2002 were $934,971, as compared with $3,736,491 for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

       On March 31, 2002, we had cash and cash equivalents of $81 compared with $4,082 as of September 30, 2001. During the six months ended March 31, 2002, $227,770 was received from the sale of 8% senior secured convertible debentures and $40,000 was received from the sale of common stock. These funds were used to pay the cash operating expenses for the six month period ended March 31, 2002.

       While management restructures the Company, current operating cash is being provided by loans and the sale of common stock. The working capital deficit at March 31, 2002 amounted to $2,196,076. Management is attempting to reduce this deficit through arrangements with creditors. If we do not make satisfactory arrangements with the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment has been entered in WSI's favor. We do not believe that we are liable for any material amount, and we are currently pursuing both legal options and settlement negotiations in order to resolve the matter. We anticipate a resolution in the near future.

ITEM 2.  DEFAULTS ON SENIOR SECURITIES

        On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants. Further, on July 23, 2001, we entered into an agreement with Andrew Corporation to resolve all our remaining indebtedness including the monthly obligations above, to Andrew. This agreement requires the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina. This agreement does not require the return of any equipment shipped by Andrew to Peru. We have not been able to release the equipment from the authorities in Argentina, in accordance with the agreement, however management is making every effort to meet its obligation under the revised agreement with Andrew Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

    EXHIBIT NO.                            DOCUMENT
    -----------                            --------

         none.

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

         none.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002            UNIVERSAL COMMUNICATION SYSTEMS, INC.


                               /s/ MICHAEL J. ZWEBNER
                               ----------------------------
                               Michael J. Zwebner
                               Chief Executive Officer, Chairman of the Board