Form 10QSB
period 2002-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2002-08-14
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2002
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number:  000-30405


                    Universal Communication Systems, Inc.
     ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Nevada                      4812                     860887822
 ----------------------   ----------------------------     --------------
 (State or jurisdiction   (Primary Standard Industrial     (IRS Employer
    of incorporation          Classification No.)          Identification
     or organization)                                        Code No.)


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of August 12, 2002
         -----                      ----------------------------------

Common Stock, $.001 par value                    343,496,981

Transitional Small Business Disclosure Format:    Yes  [ ]     No [X]

                          TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION
Page

----

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet - September 30, 2001 and
           June 30, 2002                                                  3

         Consolidated Statement of Operations for the three months
            and nine months Ended June 30, 2002 and 2001                  4

         Consolidated Statement of Cash Flows for the three months
            and nine months Ended June 30, 2002 and 2001                  5

         Notes to the Consolidated Financial Statements
            June 30, 2002                                                 6

Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                 8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 6.  Exhibits and Reports on Form 8-K                                13

Item 7.  Signatures                                                      14

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                             Universal Communication Systems, Inc. &
                                          Subsidiaries
                              Condensed Consolidated Balance Sheets

                                                                   June 30,              September 30,
                                                                     2002                    2001
                                                                     ----                    ----
                                                                  (unaudited)            (see note 1)
                                                                  -----------            ------------
                                               Assets
Current Assets:
   Cash & cash equivalents                                $                   519  $                4,082
   Other current assets                                                         -                  48,991
                                                              --------------------   ---------------------
        Total Current Assets                                                  519                  53,073
                                                              --------------------   ---------------------
Deposit in acquisition, net of impairment                                       -                 197,506
                                                              --------------------   ---------------------
Advances to acquisition targets                                           125,149                       -
                                                              --------------------   ---------------------

Fixed Assets:
   Equipment                                                               52,971                 300,670
   Furniture and fixtures                                                  20,580                  20,580
   Less: Accumulated depreciation & amortization                          (30,145)                (99,779)
                                                              --------------------   ---------------------
        Total Fixed Assets                                                 43,406                 221,471
                                                              --------------------   ---------------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                                -                       -
Other assets                                                               11,250                   6,650
                                                              --------------------   ---------------------
        Total Assets                                      $               180,324  $              478,700
                                                              ====================   =====================

                                           Liabilities and Stockholders' Deficit
Current Liabilities:

   Accounts payable, trade                                $             2,023,200  $              840,520
   Accrued expenses                                                       195,386               1,124,751
   Due to related party                                                    40,664                       -
                                                              --------------------   ---------------------
       Total Current Liabilities                                        2,259,250               1,965,271

Convertible debentures                                                  7,218,722               7,077,104
                                                              --------------------   ---------------------
         Total Liabilities                                              9,477,972               9,042,375
                                                              --------------------   ---------------------

Commitments and Contingencies                                                   -                       -

Stockholders' Deficit:
   Committed common stock not issued                                        7,265                       -
   Common Stock held in escrow                                            (25,000)                      -
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 323,996,981 issued
      and outstanding                                                     323,997                 137,993
   Additional paid-in capital                                          20,124,578              19,576,098
   Accumulated deficit                                                (29,609,454)            (28,158,732)
   Accumulated other comprehensive loss                                  (119,034)               (119,034)
                                                              --------------------   ---------------------
       Total Stockholders' Deficit                                     (9,297,648)             (8,563,675)
                                                              --------------------   ---------------------
         Total Liabilities and Stockholders' Deficit      $               180,324  $              478,700
                                                              ====================   =====================



             See notes to condensed consolidated financial statements.

                             Universal Communication Systems, Inc. &
                                          Subsidiaries
                        Condensed Consolidated Statements of Operations
                                            UNAUDITED


                                         Three Months Ended June 30,             Nine Months Ended June 30,
                                         ----------------------------            --------------------------
                                            2002               2001                 2002             2001
                                         ----------          --------            ----------       ---------
Revenue                                  $        -          $ 155,347           $        -       $ 556,801
Cost of goods sold                                -             43,008                    -         313,801
                                         ----------          ---------            ---------       ---------
Gross profit                                      -            112,339                    -         243,000

Operating expenses                          501,060          1,078,030              870,194       4,867,169
Write down of Inventory and Equipment             -                  -              205,181               -
Impairment loss on deposits                       -                  -              197,506               -
Recovery of deposits                        (68,800)                 -              (68,800)              -
                                         ----------          ---------            ---------       ---------
Operating (loss)                           (432,260)        (  965,691)          (1,204,081)     (4,624,169)

Interest (expense)                          (83,491)           (63,641)            (246,641)       (141,654)
                                         ----------          ---------            ---------       ---------


Net loss                                 $ (515,751)       $(1,029,332)         $(1,450,722)    $(4,765,823)
                                         ==========          =========            =========       =========

Basic and diluted loss per
share                                    $   (0.002)         $   (0.01)           $  (0.008)      $   (0.04)
                                         ==========          =========            =========       =========

Number of shares used in
computing basic and diluted
loss per share                          264,104,271        118,658,025          182,098,740     118,658,025
                                        ===========        ===========          ===========     ===========


             See notes to condensed consolidated financial statements.

                             Universal Communication Systems, Inc. &
                                         Subsidiaries
                         Condensed Consolidated Statement of Cash Flows
                                          UNAUDITED


                                                                        For the             For the
                                                                      Nine Months         Nine Months
                                                                         Ended               Ended
                                                                        June 30,            June 30,
                                                                          2002                2001
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (1,450,722)       $ (4,765,823)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                  -             (10,850)
       Common stock issued for services                                      320,810             106,250
       Depreciation and amortization expense                                  21,876             228,525
       Interest payable added to principal of
          debentures                                                         207,048             196,036
       Loss on write down of assets                                          156,189                   -
       Impairment loss                                                       197,506                   -
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                               48,991            (768,598)
       Decrease in accounts receivable                                             -             306,977
       Increase (decrease) in accounts payable and
          accrued expenses                                                   253,315            (112,743)
       Increase in due to related party                                       40,664                   -
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                              (204,323)         (3,283,030)
                                                                   ------------------   -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                                    -          (1,349,726)
       Increase in advances to acquisition targets                          (112,711)                  -
       Increase in other assets - deposits                                    (4,600)         (1,693,914)
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                              (117,311)         (3,043,640)
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of senior secured
      convertible debentures, net                                            218,070             993,349
    Proceeds from the sale and leaseback of assets                                 -           1,999,014
    Sale of common stock                                                     100,000             456,741
    Other                                                                          1                   -
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                             318,071           3,449,104
                                                                   ------------------   -----------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (3,563)         (2,877,566)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                     4,082           3,111,150
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                        $    519            $233,584
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                          $    -              $    -
       Income taxes paid                                                      $    -              $    -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                      $207,048            $196,036
       Debentures converted to capital stock                                $283,500            $939,022



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

               Organization

               The consolidated financial statements presented are those of Universal Communication Systems, Inc., (the Company) and its subsidiaries, Infotel Argentina, S.A. and Digital Way S.A. The Company is engaged in activities related to advanced wireless communications, and acquisition of telecommunication related businesses.


               Consolidated Financial Statements

               The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. The consolidated subsidiaries, Infotel Argentina of Argentina and Digital Way S.A. of Peru, are included in the results for the quarter ended June 30, 2001 only (see note 3).


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.
               Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
               For the three and nine months ended June 30, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 3 - OPERATING RESULTS BY COMPANY AND CONSOLIDATED FOR THE QUARTER ENDED JUNE 30, 2002

               During the fiscal year ended September 30, 2001, the Company had lost management control of its two subsidiaries, Infotel Argentina S.A. and Digital Way S.A. of Peru. Because of the situation, the Company recognized an impairment of the Company's remaining investments in those two subsidiaries, in the amount of $5,555,254 at September
               30, 2001. Although the Company has reached an agreement with Digital Way S. A., it has not been able to regain management control of either subsidiary at June 30, 2002, and therefor, is unable to include the activities of the subsidiaries in the results for the nine months ended June 30, 2002.


NOTE 4 - FINANCIAL CONDITION AND LIQUIDITY

               The Company's financial statements are prepared using
               U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $29,609,454 at June 30, 2002. Net losses are expected for the foreseeable future. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is evaluating whether to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 5 - ADVANCES TO ACQUISITION TARGETS

               On November 1, 2001, the Company signed a non-binding letter of intent to acquire the Hard Disc Cafe, Inc. On April 8, 2002, the shareholders of Hard Disc Cafe, Inc. agreed to a stock exchange agreement. In connection with this acquisition, the Company has advanced the Hard Disc Cafe, Inc. $125,149.

NOTE 6 - DUE TO RELATED PARTY

               The Chairman of the Company has advanced $40,664 to the Company at June 30, 2002.

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



BUSINESS AND ORGANIZATION

         Universal Communication Systems, Inc., and its subsidiaries, Infotel Argentina S.A. and Digital Way S.A. (collectively the "Company", "us" or "we"), have been engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. We also own a U. S. patent on our Distributed Wireless Call Processing System technology. Following the change in management, as noted below, we continue to evaluate the advanced wireless comunications business for further development and opportunities. Additionally, we are also focused on acquisition and expansion of themed internet cafes in selected high traffic markets and the sale of prepaid stored money cards.

PROPOSED ACQUISITIONS

         On November 1, 2001, we signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc., a privately held Florida corporation which intends to develop and license themed internet cafes. Terms call for the Company to pay $1,000,000 in cash and 25 million shares of common stock for a total stated value of $1,250,000. On June 12, 2002, we announced the signing of a letter of intent to acquire Card Universal Corporation, a privately held development stage Florida corporation which intends to provide and market prepaid stored money cards. These acquisitions are subject to the signing of definitive agreements, and to the availability of appropriate financing.


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

         As previously reported, our partners in Argentina have closed the offices. In Peru, we have been advised by our partners that we have defaulted under the purchase agreement for our operating subsidiary, and they have withheld information and access to the activities of the subsidiary. However, on May 10, 2002, an agreement was reached with the individuals in Peru with respect to Digital Way S.A. Under the terms of the agreement, we relinquished 73% of our holdings in the subsidiary, but retained the right to the proceeds of any distributions or sale of 50% on the first $6,400,000. Proceeds or distributions in excess of that amount will be divided on the basis of shareholdings. All parties agreed to cancel any claims against each other and to cooperate with each other in the promotion of the subsidiary's business. Although an agreement has been signed with Digital Way S. A., we have not received information on the subsidiary's activities for the current reporting period. We recorded an impairment loss for both investments, in the fiscal year ended September 30, 2001, resulting from our loss of control of those subsidiaries and investments. We continue to pursue recovery of these assets and are attempting to negotiate an equitable settlement on related obligations of these entities.

         On April 8, 2002, an agreement was signed finalizing the terms of the acquisition of Hard Disc Cafe, Inc. The Agreement calls for the shareholders of Hard Disc Cafe, Inc. to surrender their stock in exchange for three year interest bearing notes totaling about $1 million and 25 million restricted shares of the Company's common stock.

         In March, 2002, with respect to $852,006 of vendor trade payables, we negotiated either a substantial reduction of amounts owed or more favorable long term payment plans. We offered three plans: 1) ninety percent reduction in the amount owed with payment in one installment within ninety days of agreement, or 2) seventy percent reduction in the amount owed with payment in six installments commencing twelve months after agreement, or 3) fifty percent reduction in the amount owed with payment in common stock to be registered or tradeable within 180 days from the date of agreement. As of June 30, 2002, none of the creditors who had accepted the payment plans has been paid. We have not recorded any gain from forgiven vendor payables until such time that adequate resources are available to honor the agreements.

         There are no material commitments for capital expenditures. On January 25, 2002, we entered into a lease for 1,400 square feet of office space at 407 Lincoln Road, Miami Beach, Florida. The lease is for a thirty six month period commencing February 1, 2002, and represents a total obligation of $108,600. Under the terms of the lease, we may cancel after the first year by giving the landlord ninety days notice.

SUBSEQUENT EVENTS

         On August 9, 2002, the Hard Disc Cafe, Inc., vacated the premises at 1542 Washington Ave, Miami Beach, Florida. The Hard Disc Cafe, Inc.
is in the process of securing a new retail location on Miami Beach which will better serve its target market.

         On August 11, 2002, an offer in full and final settlement was made to Mr. Howard Hager and to the Trustees of World Services International (in bankruptcy), with respect to the acquisition of World Services International, a Puerto Rico corporation. The offer is still in negotiation and it is anticipated will be finalized during the fourth quarter of this fiscal year.


RESULTS OF OPERATIONS

Three Months and Nine Months Ended June 30, 2002 Compared to the Three Months and Nine Months Ended June 30, 2001.

	We had limited operational activity during the three month and nine month periods ended June 30, 2002. Therefore, we believe that any comparisons of the results of operations for the respective periods have very limited value for evaluating trends and/or as a basis for predicting future results.

       There were no revenues or cost of sales for the three months and nine months ended June 30, 2002 compared to $155,347 of revenues and $43,008 of cost of sales for the three months ended June 30, 2001, and $556,801 of revenues and $313,801 of cost of sales for the nine months ended June 30, 2001. All revenues in the prior year periods were derived from the sale of telephone system integration and engineering in our Argentine subsidiary and through the initiation of internet service in our Peruvian subsidiary. As previously noted, our partners in those subsidiaries have withheld information for the current reporting periods.


	Operating expenses for the three months and nine months ended June 30, 2002 amounted to $501,060 and $870,194, respectively, compared to $1,078,030 and $4,867,169 for the three months and nine months ended June 30, 2001. For the current reporting period, these expenses were primarily consultants, professional fees and rents, and write down of assets and impairment losses totaling $402,687. During the current period, we recovered $68,800 of deposits previously reserved as an impairment loss. For the prior year periods, the expenses were primarily generated by our foreign subsidiaries and from the increased parent company costs in expanding the business and managing the foreign subsidiaries.

       Net losses for the three months ended June 30, 2002 were $515,751, as compared with $1,029,332 for the three months ended June 30, 2001. Net losses for the nine months ended June 30, 2002 were $1,450,722, as compared with $4,765,823 for the nine months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

       On June 30, 2002, we had cash and cash equivalents of $519 compared with $4,082 as of September 30, 2001. During the nine months ended June 30, 2002, $218,070 was received from the sale of 8% senior secured convertible debentures and $100,000 was received from the sale of common stock. These funds were used to pay the cash operating expenses for the nine month period ended June 30, 2002.

	While management restructures the Company, current operating cash is being provided by loans and the sale of common stock. The working capital deficit at June 30, 2002 amounted to $2,134,101. Management is attempting to reduce this deficit through arrangements with creditors. Although we have made some arrangements, if we do not make satisfactory arrangements with all of the creditors and obtain sufficient funding to satisfy those arrangements or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 20, 2001, World Services International, Inc. ("WSI"), a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. On November 2, 2001, the court granted a default judgement subject to the plaintiffs filing a motion for judgement with certain supporting documentation by November 15, 2001. Such filing was not done. In an effort to mitigate the expense of and management's attention to a legal conflict in the court system, an offer in full and final settlement was made to Mr. Howard Hager and to the Trustees of World Services International (in bankruptcy). We anticipate a resolution in the near future.


ITEM 2.  DEFAULTS ON SENIOR SECURITIES

     On January 14, 2001, we entered into a Loan Agreement with our systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment. Under the Loan Agreement, we agreed to pay the company an initial payment of $100,000 and then an additional $100,000 each month until the loan is repaid. We are currently in default under this obligation. The amount payable each month is subject to an increase if we receive additional financing. In addition, we issued the company a warrant to purchase no less than 200,000 shares and no greater than 500,000 shares of common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $0.23 per share. The warrants were issued in lieu of interest. We are required to register the shares underlying the warrants. Further, on July 23, 2001, we entered into an agreement with Andrew Corporation to resolve all our remaining indebtedness, including the monthly obligations above, to Andrew. This agreement requires the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina. This agreement does not require the return of any equipment shipped by Andrew to Peru. We have not been able to release the equipment from the authorities in Argentina and we believe it may no longer be located there. We have made several settlement offers to Andrews Corporation as an alternative to prior agreements, but have not reached a definitive agreement in this matter. We anticipate a resolution of this matter during the fourth quarter of this fiscal year

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on May 21, 2002.
     The directors elected at the meeting were:

                                             For        Withheld
                                        ------------  ------------
         Curtis A. Orgil                 220,319,870    517,340
         Ramsey Sweis                    220,319,870    517,340
         Alexander H. Walker, Jr.        220,319,870    268,103
         Michael J. Zwebner              220,319,870    655,034

     Approval of the amendment to the Articles of Incorporation increasing the number of shares of common stock authorized for issuance from 300,000,000 shares of common stock to 800,000,000 shares of common stock:

                                 For         Against       Withheld
                            ------------  --------------  ------------
                            214,716,200   5,803,789       462,126


     Approval of the amendment to the Company's Articles of Incorporation to give the Board of Directors the authority to effect a reverse split of the Company's common stock without having to correspondingly reduce the number of authorized shares of common stock:

                                For          Against        Withheld
                            ------------  --------------  ------------
                            210,751,535   9,901,745       378,016


     Ratification of the selection of Reuben E. Price, P.A., as the Company's independent auditors for the fiscal year ending September 30, 2002:


                                For          Against       Withheld
                            ------------  --------------  ------------
                            218,681,146   815,914         1,538,334




The foregoing matters are described in detail in the Company's proxy statement dated April 23, 2002 for the 2002 Annual Meeting of
Stockholders.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------

       3.1 Certificate of Amendment to the Articles of Incorporation of Universal Communication Systems, Inc.

       11                     Computation of Weighted Average Common Stock
                              Shares Outstanding

      99.1                    Certifications pursuant to 18 U.S.C. Section
                              1350

      99.2                    Settlement and Stock Transfer Agreement

      99.3                    Press Release - Results of Shareholder
                              Meeting


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

	Form 8-K dated April 16, 2002, reporting:
            Item 5, Other Events -
                 Change of name and symbol

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                              /s/ MICHAEL J. ZWEBNER
                              ----------------------------
                              Michael J. Zwebner
                              Chief Executive Officer,
                              Chairman of the Board