Form 10KSB
period 2002-09-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2003-02-14
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-30405

                    Universal Communication Systems, Inc.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                 860887822
               ------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

407 Lincoln Road, Ste 6K, Miami Beach, Florida                          33139
-------------------------------------------                             -----
   (Address of principal executive offices)                          (Zip Code)


------------------------------------------------                        -----
   (Address of former principal executive offices)                   (Zip Code)

Issuer's telephone number: (305) 672-6344

Name of each exchange on which registered:  OTC Bulletin Board under the trading symbol UCSY

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

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 30, 2002: $231,921

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,209,155 shares of common stock as of December 30, 2002.

Documents incorporated by reference:        None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                      Universal Communication Systems, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 2002

                                                                            Page

ITEM 1.    DESCRIPTION OF BUSINESS.............................................3

ITEM 2.    DESCRIPTION OF PROPERTY.............................................6

ITEM 3.    LEGAL MATTERS.......................................................6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..........9

ITEM 7.    FINANCIAL STATEMENTS...............................................17

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.............. ..........................17

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............18

ITEM 10.   EXECUTIVE COMPENSATION.............................................19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....19

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................21

ITEM 14.   CONTROLS AND PROCEDURES............................................23

SIGNATURES....................................................................24

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

         All of the share price information presented herein has been adjusted to reflect the 1 for 1,000 reverse split of our outstanding common stock effective August 23, 2002.

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

         In February of 1997, Worldwide Wireless, Inc., a Nevada corporation, was formed to coordinate the operations of TSI Technologies, Inc., a Nevada corporation, and National Micro Vision Systems, Inc., a Nevada corporation. Its purpose was to complete the development of its patented advanced distributed wireless telephone and network designs and to finance, manufacture, and market these units and systems. TSI Technologies, Inc. was the research and development company formed for the purpose of creating and developing the distributed wireless call processing system. National Micro Vision Systems, Inc. was formed to operate a network of wireless Internet sites. In April of 1998, Worldwide Wireless, Inc., TSI Technologies, Inc. and National Micro Vision Systems, Inc. acquired Upland Properties, Inc., a Nevada corporation, for stock and transferred their assets to Upland Properties, Inc. Upland Properties, Inc. then changed its name to World Wide Wireless Communications, Inc. and began trading on the OTC Bulletin Board (OTC:BB)under the symbol WLGS.

   During the fiscal year ended September 30, 2002, we moved our offices from Oakland, California to Miami Beach, Florida and changed our name to Universal Communication Systems, Inc. We then changed our OTC:BB symbol to UCSI (and after our one-to-one-thousand reverse stock split, to UCSY).

         On November 1, 2001, we changed management. On June 12, 2002, we entered into a letter of intent to acquire Card Universal Corporation, Inc., a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." Management is currently evaluating its options as to the future plans for the Company, its operations and assets.

Our strategy

         We will require short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         Under the auspices of new management, we have made considerable progress in restructuring prior obligations and removing debt. We are actively engaged in a number of efforts to revise our business plan to develop new revenue sources and direction for the Company. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company.

         On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. In June of 2001, we received a notice of default from the sellers of Digital Way, claiming a breach of the terms of our purchase agreement. On May 10, 2002, we executed a settlement agreement with those sellers. Under the terms of the agreement, we re-aligned the stock ownership of Digital Way, by returning 73% of the common shares owned by us to the former owners. In addition, we retained a 50% interest in the first $6.2 million of equity value of Digital Way, in the event of a sale or other disposition. Any value beyond the first $6.2 million will be divided based on shareholdings. Our chairman, Michael Zwebner, remains on the Board of Directors of Digital Way, S. A. The settlement agreement fully cancels all debts, claims and counter claims between us and the sellers, and allows for future co-operation in the ongoing development or sale of Digital Way. Although we have reached this settlement, management of Digital Way has not provided the necessary financial information for Digital Way to be included in our financial reporting, and the results of the Company's investment in Digital Way is unclear at this time. The Company has fully impaired this investment.

         In early 2000, we entered into a joint venture with World T.V. Communication Co. Ltd., a Thai corporation, to provide high speed, wireless, broadband internet and related services in Bangkok and other major areas in Thailand. World T.V. Communication Co. Ltd., currently owns frequencies in Bangkok and throughout "up-country" Thailand. In May 2001, our partners in Thailand expressed concerns about our ability to satisfy our contractual obligations under their respective contracts. Due to our present financial condition as outlined above, we are unable to fulfill these obligations. The Company has abandoned what interest it has in Thailand.

         We previously applied for licenses in the 3.5 GHz range in Germany and the Czech Republic. We had also entered into a joint venture to develop internet access in India. We are no longer pursuing these markets.

         Although we initiated negotiations with businesses in Puerto Rico and Portugal in 1999, no further negotiations or affiliations are currently pending in those areas. On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment was entered in WSI's favor. On November 26, 2002 a settlement agreement was reached with Mr. Hager and the trustee in bankruptcy for WSI. Under the agreement, we issued $200,000 in value of shares of common stock, which are restricted from sale for a one-year period. In addition to the stock, $50,000 will be paid to the trustee of WSI in two installments of $25,000 each, and a two year consulting contract, valued at $120,000, has been signed with Mr. Hager. The settlement has a total cost of $370,000.

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

         We do not have other patents pending pertaining to other technologies.


Employees

         As of January 14, 2003, we had no full time employees in the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

         We own no real estate. Effective February 1, 2002, we leased a 1400 square foot corporate and administrative office facility at 407 Lincoln Road, Suite 6K, Miami Beach, FL 33139. The lease provides for a three-year term. The lease terms call for a monthly rent of $2,300 for the initial six months, $2,600 per month for the following six months and $3,300 thereafter. The lease may be cancelled with ninety days notice after the first year.

ITEM 3.  LEGAL MATTERS

         On August 26, 1999, we filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1,600 per share of unregistered, restricted shares of our common stock. Credit Bancorp has agreed to convert principal and accrued interest owing on the debenture into 483 shares of our common stock.

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

         In December 1999, we entered into an amended lease agreement regarding a lease for the license covering Concord, California and the surrounding area. We have received a Notice of Default from the lessor. The Notice of Default is based on a requirement in the amended agreement that the balance of the purchase price for the assignment of the license be paid by December 1, 2000. Our management has been advised by counsel that payment of the balance of the purchase price prior to the FCC's consent to the assignment of the license may constitute a premature assignment in violation of the FCC's rules. The assignment application has not been filed with the FCC for the FCC to make a definitive ruling on this issue. At this point, no formal legal action has been taken by the lessor. We are no longer pursuing the license or the lease of the facility.

         On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. As previously noted, we reached a settlement with all parties on November 26, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to April 3, 2002, our common stock was traded on the over the counter Bulletin Board market under the symbol "WLGS". From April 4, 2002 through August 22, 2002 our common stock was traded on the over the counter Bulletin Board market under the symbol "UCSI". From August 23, 2002 to the present, our common stock is trading on the over the counter Bulletin Board market under the symbol "UCSY".

The following table sets forth the range of high and low closing bid prices for each period indicated as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. The quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All of the share price information presented below has been adjusted to reflect the 1 for 1,000 reverse split of our outstanding common stock effective August 23, 2002.

Price Range for Common Stock
----------------------------

FISCAL YEAR SEPT 30, 2002           High                Low
                                  --------           --------
   First Quarter                   $21.000             $5.599
   Second Quarter                   14.000              2.000
   Third Quarter                    10.000              0.799
   Fourth Quarter                    2.700              0.100

FISCAL YEAR SEPT 30, 2001           High                Low
                                  --------           --------
   First Quarter                  $750.000           $180.000
   Second Quarter                  335.000             75.000
   Third Quarter                    68.000             19.000
   Fourth Quarter                   20.000              4.500

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

         There are approximately 358 holders of record and an estimated 12,000 holders in street name of our common stock as of September 30, 2002.

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

         On May 21, 2002, stockholders approved a measure to increase the number of authorized common shares from 300 million to 800 million.

Sales of Unregistered Securities
--------------------------------

         We have issued and sold unregistered securities as set forth below.

         On February 21, 2002, the Company issued 13,254 shares in settlement of an advance received November 1, 2001, in the amount of $40,000 pursuant to the Company's draw-down notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between the Company and Grenville Finance Ltd. Union Atlantic, LC is due $3,600 as a placement fee on this transaction. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

         On June 17, 2002, the Company issued 20,000 shares in settlement of advances received during fiscal year ended September 30, 2001, in the amount of $93,500. These shares were issued in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between the Company and Grenville Finance Ltd. The Company has not been provided with settlement information necessary to determine the pricing period of the equity draw down. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

         In addition, we have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, Reg. D or Reg. S regulations, and appropriate restrictive legends were affixed to the securities in each transaction.

         On April 25, 2002, we issued 11,000 shares of common stock under private placement subscriptions at $3.18 per share, based on the average closing price for the three days prior to April 25, 2002, at a 25 percent discount. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following should be read in conjunction with the "Risk Factors" and the "Financial Statements" and the Notes thereto.

Current Financial Condition and New Management
----------------------------------------------

         We will require short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         In light of our current financial condition, we recently announced that we are actively engaged in a number of efforts to revise our business plan in order to develop a viable alternative in today's difficult funding environment. Following an extensive review of our assets, operations and capital structure and continuing conversations with our creditors and staff, we have come to the conclusion that we will be best served by a redirection of our strategic plan. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and move forward through joint ventures or seek new businesses that can take advantage of our extensive shareholder base and status as a public company. All these activities will require capital and management.

         If we cannot successfully integrate a new business plan in the near future, our current financial condition may dictate more drastic alternatives including, but not limited to, suspending operations or filing for court protection. As previously noted, we have recently changed management and entered into a letter of intent to acquire Card Universal Corporation, Inc. Management is currently evaluating its options as to the future plans for the company, its operations and assets.

Results of Operations
---------------------

         We did not generate any revenues during fiscal 2002 and 2001. However, our Peruvian subsidiary had revenues which are not reported as a result of a lack of cooperation from our subsidiary's management.

         We are currently in negotiations with our prior partners in India. Because we are not certain how these negotiations will conclude, we have recognized an impairment loss for the remaining deposits paid.

         On November 1, 2001, we signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc., a privately held Florida corporation which intended to develop and license themed internet cafes. On August 4, 2002, Hard Disc Caf, Inc. ceased all operations. All parties agreed to unwind the transaction. In connection with this transaction, we had advanced a total of $146,154 to Hard Disc Caf, Inc. Of this amount, we anticipate receiving $35,456 and accordingly we recorded a loss of $110,698 on these advances in 2002.

         General and administrative expenses were reduced from $6,502,509 in the fiscal year ended September 30, 2001 to $807,033 in the fiscal year ended September 30, 2002. This reduction was a result of the Company's reducing expenses, as it re-evaluates its business plan and ceases its active pursuit of MMDS licenses and frequency spectrum throughout the world.

         General and administrative expenses for the fiscal years ended September 30, 2002 and 2001 were comprised of the following items:

                                                  2002             2001
                                                  ----             ----

Consultants and outside services              $  484,843        $  914,540
Depreciation                                      22,036           349,097
Engineering                                            -           107,221
FCC licensing and site expenses                    1,338           127,627
Financing costs and fund raising expense           5,501         2,547,269
Insurance                                              -           139,190
Legal expense                                     85,059           494,930
Miscellaneous and other expenses                  27,644           361,936
Professional fees                                 91,570           386,131
Rent                                              37,462           163,026
Salaries                                          14,614           523,582
Telephone                                          5,924            89,186
Travel                                            31,042           298,774
                                               ---------         ---------
                                              $  807,033        $6,502,509

         Financing costs and fund raising expenses of $2,547,269 for the fiscal year ended September 30, 2001, included penalties paid to bond holders in the amount of $2,128,000 for failure to meet the covenants and conditions of the debt instruments.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2002 our total working capital was deficient in the amount of $2,151,285. Because we have not received any revenues from operations and do not anticipate receiving any revenues in the near term from operations, we will need to obtain substantial funding from external sources over the next twelve months to finance our current operations.

         Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures and operating losses. We expect to continue to experience losses from operations while we develop our new business plan. In view of this fact, our auditors have stated in their report for the fiscal year ended September 30, 2002 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we are currently negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         During the fiscal years ended September 30, 2002 and 2001, we received equity investments and advances of $383,291 and $3,747,681 respectively. These investments and advances were in the form of issuance of our common stock and debentures in various private placements plus loans from related parties. We have obtained financing primarily from the following sources, and believe that our primary source of financing during the next 12 months will come from similar sources.

         On April 14, 2000, we entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures and preferred stock, all of which are described below. Pursuant to the Securities Purchase Agreement, these investors purchased 760 shares of common stock, warrants to purchase
3,600 shares of common stock and subordinated debentures with a principal amount of $3,280,000 for a total price of $4,800,000.

         On August 10, 2000, we agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, we issued an additional 1,368 shares of common stock to the investors, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. We also agreed to change the floor price to $1,000 for the period between August 10, 2000 and October 14, 2000, $640 for the period between October 14, 2000 and April 14, 2001, and zero thereafter. Furthermore, the exercise price of the warrants to purchase our shares was changed to $2,000 per share.

         On November 15, 2000, the investors agreed to modify the transaction documents in accordance with our request and agreed to waive any breach of the original Securities Purchase Agreement and the first amendment by us which occurred prior to the closing date of this Second Amendment. In consideration for these concessions, we agreed to increase the principal amount of the debentures held by the investors to $6,720,000 and to issue 3,996 additional restricted shares of common stock to the investors. The investors have returned to the Company 760 previously issued shares of common stock in exchange for the issuance of new debenture certificates reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to the lesser of $640.00 per common share and an amount equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion. The conversion price is not subject to a floor price. The investors have waived any previous breach by us of the Registration Rights Agreement or of the original Securities Purchase Agreement.

         We signed a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of our common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw-down facility. Grenville Finance Ltd. committed up to $50 million to purchase our common stock over a twenty-four month period. Once every 22 trading days, we may request a draw down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw-down must be at least $50,000, and there must be a seven-trading-day waiting period between draw-downs. The amount of money that Grenville Finance Ltd. will provide to us, and the number of shares we will issue to Grenville Finance Ltd. in return for that money, is settled twice during a 22-day trading period following the draw-down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen-percent discount to the volume weighted average stock price for that 22-day period. We will receive the amount of the draw down less an escrow agent fee of $750 for each draw down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC, which introduced us to Grenville Finance Ltd. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000 shares of our common stock at an exercise price of $265.00 per share. We may not be able to draw down at all if we fail to meet certain preconditions set out in the equity line of credit agreement.

         On February 11, 2001, we entered into a Stock Purchase Agreement with two investors for the purchase of 4,000 shares of common stock we offered at $125.00 per share through a Post Effective Amendment to our Form SB-2 Registration Statement. The total purchase price was $500,000.

         On March 29, 2001, we entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. The investors agreed to purchase $750,000 principal amount of 8% convertible debentures and we agreed to issue warrants to purchase 50 shares of common stock for each $100,000 principal amount purchased by the investors and issued warrants to purchase a total of 375 shares. The exercise price on the warrants shall be 115% of the average of the five closing bid prices immediately prior to March 29, 2001. The term of the warrants is for three years. Under the agreement, we also agreed to remove the floor price on the 4% convertible debentures previously issued and to decrease the price of the warrants to $101.20.

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

         On February 15, 2002 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $180,000 principal amount of 8% senior convertible debentures. No warrants were involved in this amendment to the Senior Secured Convertible Debentures and Warrants Purchase Agreement.

During the fiscal year ended September 30, 2002, the Company sold 45,254 shares of its common stock for net cash proceeds of $173,500. The Company issued 4,898,636 shares of common stock in conversion of outstanding debentures for an aggregate value of $2,616,436. The Company also issued 584,011 shares of its common stock for services at an aggregate value of $573,485. Stock issued for services was at the reported market price for the shares at the time of issuance.

Plan of Operations
------------------

         We are considering alternatives to our present business strategy, which include, but are not limited to, modifications of our business plan and the possible sale or licensing of certain assets. Specific components of the modified new business plan could include a significant reduction in our selling, general and administrative expenses, additional equity investment, recapitalization and additions to the current management of the company. We cannot provide assurance that implementing the modified business plan, even with the successful execution of all the components of the new plan, will lead the Company to profitability.

         Due to the substantial operating losses previously incurred and the current projected future operating losses, we will require new sources of funding in the form of equity or debt financing in order to execute our current business plan. However, there is no certainty that additional financing of any kind will be forthcoming in amounts sufficient to allow the Company to continue to operate its business.

         As of January 14, 2003, we are unable to pay normal operating expenses and we are currently in the process of negotiating partial payments in exchange for an agreement to forbear collections and stay litigation.

         Management is hopeful that it can continue to reach agreements with vendors and foreign partners to resolve disputes and balances due. Management hopes that once these issues are dealt with and the acquisition of Card Universal Corporation is consummated, this will provide for the financial stability of the Company. No assurances can be made that these events will successfully take place. Management expects to meet minimal operating expenses during this period, through a combination of loans, sale of assets and private placement funds.

Risk Factors
------------

- We will require additional capital in the short term to remain a going concern

         We will require short term outside investment on a continuing basis to finance our current operations and any expansion of activities. Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop new revenue sources, consummate acquisitions and develop other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2002 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating existing equity investments and new investments, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

- Our new distributed wireless call processing system technology is unproven and may not function as anticipated.

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

- We are dependent on the services of key individuals and the loss of any of these individuals could significantly affect our ability to operate our business

- We may be unable to protect our intellectual property rights

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

- Other risk issues

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 28, 2002 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Michael J. Zwebner......   48    Chairman of the Board     November 2001 -
                                 and CEO                   present

Curtis Orgil...........    51    CFO and Director          November 2001 -
                                                           present
Ramsey Sweis............   37    Director                  May 1998 - present
Alexander Walker, Jr. ..   75    Director                  November 2001 -
                                                           present


         Certain biographical information concerning the Directors and executive officers of the Company as of December 28, 2002 is set forth below. Such information was furnished by them to the Company.

         Michael Zwebner has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He is the founder of Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998 until March, 2002. Mr. Zwebner is the President of Card Universal Corporation, a privately held Florida corporation which we have issued a letter of intent to acquire. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to DCI Telecommunications Inc., a publicly-held entity based in Connecticut. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

         Mr. Walker has served as a Director of the Company since
November, 2001. He also serves on the Board of Directors of Film World, Inc. and Entertech Media Group, Inc. Since 1968 Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered Trust Company and Transfer Agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an Attorney.

         Curtis A. Orgil has served as a Director of the Company since November, 2001. He received his Bachelor of Science degree in 1974 from Brigham Young University. He worked for Deloitte Haskins & Sells in Salt Lake City, Utah. Later he transferred to Reno, Nevada where he helped establish their new office. While in Reno, Mr. Orgil was the Partner-in-Charge of the tax department there and was the senior tax partner in the state of Nevada. While with Deloitte, Mr. Orgil was on its National Industry Teams for Qualified Retirement Plans and Agribusiness. Since 1995, he has been a principal with Bartig, Basler & Ray, CPA's, Inc., a regional accounting firm with headquarters in Sacramento,

California. He is the treasurer of the Northern Nevada International Center and of the BYU Management Society of Northern Nevada. He has chaired the Taxation Committee for the Nevada Society of Certified Public Accountants. He is a former treasurer and board member of the Nevada Museum of Art, the American Lung Association of Reno, the Economic Development Authority of Western Nevada, and the Northern Nevada Development Authority. He was a founding board member of the Nevada World Trade Council and was a member of the Advisory Council for the University of Nevada, Reno College of Business.

         Ramsey Sweis has served as a Director since May, 1998. He has had extensive experience in management and in the product design industry. He has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation. In connection with those activities Mr. Sweis has developed designs between engineering, prototype models, tooling and vendor sources. Mr. Sweis resides in Roseville, Michigan. He currently serves as a Program Manager for Hanke Training & Design of Clawson Michigan. From 1997 to 1999 Mr. Sweis served as a designer for Computer and Engineering Services of Auburn Hills, Michigan. From 1991 to 1997, Mr. Sweis was a design leader for Megatech Engineering of Warren, Michigan, contracted to General Motors of Warren, Michigan.

Director Compensation

         Directors do not have a plan of compensation for serving as directors, except that the following common stock grants were issued for the fiscal year ended September 30, 2002:

                         Number of
                           Shares
Name                      Granted
---------------       ---------------
Alex Walker, Jr.            57,000
Curtis Orgil                51,000
Ramsey Sweis                52,000

Limitation of Liability and Indemnification Matters

         Our Bylaws provide that we may indemnify any director, officer, agent or employee against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon them in connection with any proceeding in which they may become involved by reason of their being or having been a director, officer, employee or agent of our Company. Moreover, our Bylaws provide that we shall have the right to purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Insofar as indemnification may be afforded for liabilities arising under the Securities Act, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our Company with the SEC and to furnish copies of these reports to our Company. We believe that during fiscal year 2002, Alex Walker, Ramsey Sweis and Curtis Orgil have not filed the required Form 4s.

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

         There are no employment agreements in force at September 30, 2002.

         The Company entered into a three year consulting agreement with Overseas Communications Limited on November 2, 2001, for the management and business advisory services provided by Mr. Michael Zwebner, Chairman and CEO of the Company. The Agreement calls for an annual salary of $240,000, payable in cash or the Company's common stock. For the fiscal year ended September 30, 2002, the Company paid $20,000 in cash and issued 365,966 shares of common stock under this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of December 30, 2002, by:

         o each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

         o        each of our directors; and

         o        all our directors and executive officers as a group.

         Applicable ownership is based on 7,209,155 shares of common stock outstanding as of December 30, 2002. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of December 30, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

         The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The number of shares column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of December 30, 2002. The number of options and warrants exercisable within 60 days of December 30, 2002 are listed in the shares issuable upon exercise of options or warrants column. The address of all directors and officers is care of Universal Communication Systems, Inc., 407 Lincoln Road, Suite 6K, Miami Beach, Florida 33139.

                                                                          Shares Issuable
Name of Named Executive Officer,         Number of        Percentage       Upon Exercise of
Director, or Beneficial Owner             Shares          Ownership      Options or Warrants
------------------------------           --------         ----------      ------------------
Michael J. Zwebner (4)                    119,358 (1)         1.7%                0

Alexander Walker, Jr. (4)                  57,000               *                 0

Ramsey Sweis (4)                           58,061               *             1,600 (2)

Curtis Orgil (4)                           51,000               *                 0

Executive Officers and Directors          285,419             4.0%
 as a Group

Amro International S. A.                2,513,530           34.87%           16,463 (3)
c/o Ultra Finance Ltd.
Grossmuenster Platz 26,
Zurich, Switzerland CH8022

Esquire Trading & Finance Inc.          1,151,000           15.97%                0
Schutzengelstrasse 36
Baar, Switzerland CH6342

-------------------------------------------
* Less than 1%

(1) Includes 23 shares beneficially held by Overseas Communications Limited and 115,943 shares beneficially held by Overseas Development Holdings Limited.

(2)  The 1,600 shares subject to options are immediately exercisable.

(3)  Represents shares convertible under convertible debentures held.

(4) The address of each such person is c/o the Company, 407 Lincoln Rd., Ste 6K, Miami Beach, FL 33140

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing November 1, 2001, we engaged the services of the Chairman Michael Zwebner under a consulting agreement through Overseas Development Holdings Corporation, a foreign corporation. The annual payment is $240,000. Overseas Development Holdings Corporation is 33% owned by our Chairman.

         Alexander Walker, Jr., a Director and the Secretary of our company, is Chairman of the Board and a shareholder of Nevada Agency and Trust Company, our transfer agent since November 6, 2001. During the fiscal year ended September 30, 2002, we incurred fees aggregating $4,334 to Nevada Agency and Trust Company.

         Separate from compensation noted above as a Director, Ramsey Sweis was issued 6,061 shares of common stock at a transaction price of $3.75 per share for a total value of $22,729 in payment of expenses and for services rendered for the Company in connection with his consulting services.

         On November 1, 2001, the Company signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc., a privately held Florida corporation which intended to develop and license themed internet cafes. Terms called for the Company to pay $1,250,000 in cash and 25,000 shares of common stock. On August 4, 2002, Hard Disc Caf, Inc. ceased all operations of the company. By mutual consent, all parties agreed to unwind the transaction. In connection with this transaction, the Company had advanced a total of $146,154 to Hard Disc Caf, Inc. Of this amount, the Company anticipates receiving $35,456 and accordingly has recorded a loss of $110,698 on these advances. Michael Zwebner, our Chairman and CEO is the president and a major stockholder of Hard Disc Caf, Inc.

         On June 12, 2002, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation, a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." The acquisition value is estimated at $3 million, subject to a third party independent valuation. Michael Zwebner, our Chairman and CEO is the president and a major stockholder of Card Universal Corporation, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
  *    3.1     Articles of Incorporation.

  *    3.2     Amendment to Articles of Incorporation

  *    3.3     Amendment to Articles of Incorporation.

  *    3.4     By-laws.

*****  3.5     Amendment to Articles of Incorporation.

  *    4.1     Form of Certificate Evidencing shares of Common Stock of World
               Wide Wireless Communications, Inc.

  *    4.2     Convertible Unsecured Debenture for $740,000 issued by World
               Wide Wireless Communications, Inc. to Credit Bancorp.

  *    10.1    Stock Purchase Agreement dated November 30, 1999 Between Infotel
               Argentina S.A. and Universal Communication Systems, Inc.

  *    10.2    Agreement for Purchase of All Outstanding Shares of Digital Way,
               S.A. by Universal Communication Systems, Inc., dated February
               29, 2000.

  *    10.3    Security Purchase Agreement Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.4    Registration Rights Agreements Among World Wide Wireless
               Communications, Inc. and the Purchasers Named Therein.

  *    10.5    Escrow Agreement Among the Purchasers Named Therein, the
               Representative of the Purchasers and the Escrow Agent.

  *    10.6    Form of Debenture of Universal Communication Systems, Inc.
               with Respect to the 4% Convertible Debenture Due 2005.

  *    10.7    Form of Warrant to Purchase Shares of World Wide Communications,
               Inc. Issued in the Offering.

 ****  10.8    Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders named therein.

 ***   10.9    Second Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders name therein.

 ****  10.10   Agreement between Universal Communication Systems, Inc. and
               Mr. Neelam Kumar Oswal.

 ***   10.11   World Wide Communications, Inc. Incentive Stock Option Plan

       10.12 Agreement between Overseas Communication Limited and World Wide Wireless Communications, Inc.

  *    21.1    Subsidiaries

       99.1    Certification

       99.2    Certification
------------------

           * Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

          ** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on June 30, 2000.

         *** Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on December 15, 2000.

        ****  Filed with Form 10-KSB for the period September 30, 2000.

       *****  Filed with Form DEF14A on April 25, 2002.


         (b)  We filed no Form 8-Ks during the fourth quarter.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such officers to material information relating to our Company required to be included in our periodic filings with the Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2003.

                                      Universal Communication Systems, Inc.


                                      By:   /s/ MICHAEL ZWEBNER
                                            ------------------
                                            Michael J. Zwebner
                                            Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 13, 2003:


Signature                             Title                              Date
---------                             -----                              ----
/s/ MICHAEL J. ZWEBNER      Director, Chief Executive Officer,     February 13, 2003
----------------------      and Chairman of the Board (Principal
Michael J. Zwebner          Financial and Accounting Officer)

/s/ ALEXANDER WALKER JR     Director and Secretary                 February 13, 2003
-----------------------
Alexander Walker, Jr.

/s/ RAMSEY SWEIS            Director                               February 13, 2003
- ---------------------
Ramsey Sweis

/s/ CURTIS ORGIL            Director and Chief Financial Officer   February 13, 2003
-----------------------
Curtis Orgil

                                CERTIFICATION

         I, Michael J. Zwebner, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Universal Communication Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

By:  /s/ Michael J. Zwebner
   ---------------------------------------------------------
   Michael J. Zwebner, President and Chief Executive Officer
   (Principal Executive Officer)

                                CERTIFICATION


         I, Curtis Orgil, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Universal Communication Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

By:  /s/ Curtis Orgil
   ---------------------------------------------------------
   Curtis Orgil, Chief Financial Officer
   (Principal Financial and Accounting
   Officer)

                      Universal Communication Systems, Inc.
                          Index to Financial Statements

                                                                      Page

Independent Auditor's Report                                       F-2 - F-3

Balance Sheet                                                         F-4

Statements of Operations                                              F-5

Statements of Stockholders' Equity                                    F-6

Statements of Cash Flows                                           F-7 - F-8



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


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Universal Communication Systems, Inc.


We have audited the accompanying balance sheet of Universal Communication Systems, Inc. (the Company), as of September 30, 2002, and the related statements of operations, statements of stockholders' equity and statements of cash flows, for the years ended September 30, 2002 and 2001. The financial statements of Universal Communication Systems, Inc. are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Universal Communication Systems, Inc. as referred to above, present fairly, in all material respects, the financial position of Universal Communication Systems, Inc., as of September 30, 2002 and the results of its operations, stockholders' equity and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

Board of Directors
Universal Communication Systems, Inc.
February 6, 2003
Page 2




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




Reuben E. Price & Co.
February 6, 2003

                      Universal Communication Systems, Inc.
                            Balance Sheet

                                                                               September 30,
                                                                                   2002
                                                                               ------------

                                     Assets
Current Assets:
   Cash & cash equivalents                                                     $        874
                                                                               ------------
        Total Current Assets                                                            874
                                                                               ------------
Due from related party, net                                                          35,456
                                                                               ------------

Fixed Assets:
   Equipment                                                                         25,259
   Furniture and fixtures                                                             1,917
   Less: Accumulated depreciation & amortization                                    (15,889)
                                                                               ------------
        Total Fixed Assets                                                           11,287
                                                                               ------------
Investment in Digital Way (Peru), net of impairment                                      --
                                                                               ------------
Other Assets                                                                         11,250
                                                                               ------------
            Total Assets                                                       $     58,867
                                                                               ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
   Current maturities of convertible debentures                                $    886,449
   Accounts payable, trade                                                        1,078,941
   Accrued expenses                                                                 156,978
   Due to related party                                                              29,791
                                                                               ------------
       Total Current Liabilities                                                  2,152,159
                                                                               ------------
Long Term Liabilities:
    Note payable                                                                    254,237
    Convertible debentures, net of current maturities                             4,123,415
                                                                               ------------
       Total Long Term Liabilities                                                4,377,652
                                                                               ------------
            Total Liabilities                                                     6,529,811
                                                                               ------------

Commitments and Contingencies                                                            --

Stockholders' Deficit
   Preferred stock, par value $.001 per share, 10,000,000 shares authorized,
      no shares issued and outstanding                                                   --
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 5,967,990 shares
      issued and outstanding                                                          5,968
   Additional paid-in capital                                                    23,071,546
   Accumulated deficit                                                          (29,548,458)
                                                                               ------------

       Net Stockholders' Deficit                                                 (6,470,944)
                                                                               ------------
             Total Liabilities and Stockholders' Deficit                       $     58,867
                                                                               ============


   The accompanying notes are an integral part of these financial statements.

                      Universal Communication Systems, Inc.
                            Statements of Operations



                                                                                   For the Year Ended
                                                                                      September 30,

                                                                             2002                      2001
                                                                        -------------              -------------
Revenue                                                                 $          --              $          --
Cost of goods sold                                                                 --                         --
                                                                        -------------              -------------
Gross Profit                                                                       --                         --
                                                                        -------------              -------------
Operating Expenses:
    General and administrative                                                807,033                  6,502,509
    Impairment losses                                                         128,706                  6,252,760
                                                                        -------------              -------------
        Total Operating Expenses                                              935,739                 12,755,269
                                                                        -------------              -------------
Operating Loss                                                               (935,739)               (12,755,269)
                                                                        -------------              -------------
Other Income / (Expense):
    Interest and dividend income                                                   --                     46,386
    Interest (expense)                                                       (334,953)                  (294,600)
                                                                        -------------              -------------
        Total Other Income (Expense)                                         (334,953)                  (248,214)

                                                                        -------------              -------------
Net Loss Applicable to Common Shares                                    $  (1,270,692)             $ (13,003,483)

Other Comprehensive Loss:
    Foreign currency translation                                                   --                   (117,874)
                                                                        -------------              -------------
Total Comprehensive Loss                                                $  (1,270,692)             $ (13,121,357)
                                                                        =============              =============


Basic and Diluted Net Loss per Common Share                             $       (5.54)              $    (122.27)
                                                                        =============              =============

Basic and Diluted Weighted Average Shares Outstanding                         229,239                    107,316
                                                                        =============              =============


   The accompanying notes are an integral part of these financial statements.

                      Universal Communication Systems, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended September 30, 2002 and 2001

                                              Common Stock (a)
                                          ------------------------                                    Accumulated
                                                                       Additional                        Other
                                                                       Paid-in        Accumulated     Comprehensive      Total
                                           Shares         Amount       Capital(a)       Deficit          Income          Equity
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2000                   86,264             86     17,155,508     (15,155,249)         (1,160)      1,999,185
Common stock issued in private
    placement between $5.00
    and $535.00 per share                     26,328             26      1,277,655              --              --       1,277,681
Conversion of debentures
    for common stock between
    $5.00 and $135.00 per share               24,171             24      1,018,342              --              --       1,018,366
Common stock issued for services
    at $125.00 and $400.00 per
    share                                      1,230              1        258,249              --              --         258,250
Additional paid-in capital,
    stock options                                 --             --          4,200              --              --           4,200
Net loss for the fiscal year
    ended, September 30, 2001                     --             --             --     (13,003,483)             --     (13,003,483)
 Other comprehensive income:
    Foreign currency adjustment                   --             --             --              --        (117,874)       (117,874)
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2001                  137,993   $        137   $ 19,713,954    $(28,158,732)   $   (119,034)   $ (8,563,675)

Common stock issued in private
    placement between $3.00
    and $5.00  per share                      45,254             45        173,455              --              --         173,500
Conversion of debentures
    for common stock between
    $0.50 and $4.00 per share              4,898,636          4,899      2,611,537              --              --       2,616,436

Eliminate foreign currency adjustment             --             --             --        (119,034)        119,034              --

Common stock issued for services
    at $0.20 and $15.00 per share            584,011            584        572,903              --              --         573,487

One for one thousand reverse split,
    Fractional shares adjustment               2,096              3             (3)             --              --              --

Common stock issued in escrow
    to secure debt                           300,000            300           (300)             --              --              --

Net loss for the fiscal year
    ended, September 30, 2002                     --             --             --      (1,270,692)             --      (1,270,692)
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2002                5,967,990   $      5,968   $ 23,071,546    $(29,548,458)   $         --    $ (6,470,944)
                                        ============   ============   ============    ============    ============    ============

Note (a): All amounts prior to August 23, 2002 have been adjusted for the one-for-one-thousand reverse stock split.


   The accompanying notes are an integral part of these financial statements.

                      Universal Communication Systems, Inc.
                            Statements of Cash Flows

                                                                              For the Year Ended
                                                                                 September 30,
                                                                         2002                     2001
                                                                     ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                          $(1,270,692)            $(13,003,483)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Common stock issued for services                                   573,485                  258,250
       Charge to earnings for beneficial
           conversion of capital stock                                         --                  157,278
       Stock options revaluation                                               --                    4,200
       Impairment loss                                                    128,706                6,252,760
       Depreciation and amortization expense                               22,036                  349,062
       Interest payable added to principal of debentures                  246,341                  240,514
       Foreign currency loss                                                   --                 (117,874)
       Loss on write down of assets                                       190,066                       --
    Changes in assets and liabilities:
       Decrease (Increase) in inventory                                    48,991                  701,467
       Decrease (Increase) in other current assets                             --                  399,300
       Decrease (Increase) in other assets                                 (4,600)                  19,170
       Increase (Decrease) in accrued
           expenses and accounts payable                                 (343,459)                 (397,175)
                                                                     ------------             ------------

       Net Cash (Used) by Operating Activities                           (409,126)              (5,136,531)
                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                            (1,917)                (358,632)
       Refund (receivable) collected                                           --                  500,000
       Advances to related parties                                        (35,456)                      --
       Advances to former subsidiaries                                         --               (1,859,586)
                                                                     ------------             ------------

       Net Cash (Used) by Investing Activities                            (37,373)              (1,718,218)
                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debentures                                       --                2,470,000
    Proceeds from the issuance of senior secured
      convertible debentures, net                                         240,000                       --
    Proceeds from issuance of common stock                                173,500                1,277,681
    Due from related party                                                 29,791                       --
                                                                     ------------             ------------

       Net Cash Provided by Financing Activities                          443,291                3,747,681
                                                                     ------------             ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                          $     (3,208)            $ (3,107,068)


                                              - continued -

   The accompanying notes are an integral part of these financial statements.

                      Universal Communication Systems, Inc.
                            Statements of Cash Flows


                                                                                For the Year Ended
                                                                                  September 30,
                                                                            2002                   2001
                                                                        -----------              -----------
                                             - continued -

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                         $    (3,208)             $(3,107,068)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                    4,082                3,111,150
                                                                        -----------              -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                      $       874              $     4,082
                                                                        ===========              ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                    $        --              $        --
       Income taxes paid                                                $        --              $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                  $   246,341              $   240,514
       Debentures converted to capital stock                            $ 2,616,436              $ 1,018,366



   The accompanying notes are an integral part of these financial statements.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background
------------

         The Company is actively engaged in efforts to revise its business plan, de-emphasize participation in the wireless internet market, and seek new business activities.

Reclassification
-----------------

         Certain amounts from the year ended September 30, 2001, have been reclassified to agree with the presentation for the year ended September 30, 2002.

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

Long-Lived Assets
-----------------

         The Company reviews its long-lived assets on a quarterly basis to determine any impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company will adopt SFAS No. 144, which supersedes SFAS No 121, in the year ending September 30, 2003. The Company does not expect any material effect in its adoption.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


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

Segment Information
-------------------

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The Company has no reportable operating segments for the years ending September 30, 2002 and 2001.

Comprehensive Income and Foreign Currency Translation
-----------------------------------------------------

         As of October 1, 1999 the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. The financial statements of the Company's former foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these former subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.



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

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The Financial Accounting Standards Board has established the following new pronouncements, none of which will materially affect the
         Company: SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of SFAS No. 65 (effective for fiscal quarters beginning after December 15, 1998)," SFAS No. 135, "Rescission of SFAS No. 75 and Technical Corrections (effective for fiscal years ending after December 15, 1999)," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an amendment of SFAS No. 133 (effective June 1999)," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 (effective for fiscal years beginning after June 15,
         2000)," SFAS No. 139, "Rescission of SFAS No. 53 and amendments to SFAS No. 63, 89, and 121 (effective for fiscal years beginning after December 15, 2000)," SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (effective for certain disclosures for fiscal years ending after December 15, 2000)," SFAS No. 141, "Business Combinations," which eliminates the pooling-of-interests method for business combinations initiated after June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for fiscal years beginning after March 15, 2001), which enhances disclosure for these assets subsequent to their acquisition, SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not anticipate that the adoption of SFAS No. 144 will have any effect on the Company's financial statement presentation or disclosures.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


         associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

Reverse Stock Split
-------------------

         The Company completed a one-for-one-thousand reverse stock split on August 23, 2002. All share and per share information reflects this reverse stock split.

Basic and Diluted Net Loss Per Share
------------------------------------

         The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $29,548,458 at September 30, 2002. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - ACQUISITIONS

Argentina
---------

         On December 31, 1999, the Company acquired a 51% interest in Infotel Argentina S.A., a Buenos Aires based company which owns Multi-channel Multipoint Distribution Service (MMDS) licenses in eight of the largest Argentine cities including Buenos Aires. The price was $1,500,000, made up of $900,000 in cash and $600,000 in Company stock. Infotel also engaged in telephone system integration and engineering projects. The

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 3 - ACQUISITIONS (continued)

         minority interest holders have closed the offices and removed all assets. Management recorded an impairment loss on the entire investment in the fiscal year ended September 30, 2001.

Peru
----

         On February 29, 2000, the Company purchased 100% of Digital Way S.A., a Peruvian telecommunications company. The price was $1,300,000, comprised of $400,000 in cash and $900,000 in Company stock. Digital Way S.A., holds MMDS licenses in the Lima-Callao area. It holds local and international long distance telephone licenses.

         In June of 2001, the Company received a notice of default from Digital Way, claiming breach of the terms of the Company's purchase agreement. The Company reached an agreement with Digital Way's management on May 10, 2002, and as part of the agreement relinquished 73% of the Digital Way stock. Although this agreement has been signed, Digital Way's accounts have not been made available to the Company. Management recognized an impairment of the Company's investment of $4,444,608 during the fiscal year ended September 30, 2001.

India
-----

         In June 2000, the Company entered into an agreement with a group of Indian businessmen to establish a joint venture, World Wide Wireless Communications (India) Ltd., to establish fixed wireless data service in India. A deposit of $ 248,350 was posted with the Indian government as part of the process of applying for both frequency and internet service provider licenses. Management has recovered $70,694 of this deposit and has determined that the remaining amount cannot be recovered. Management has abandoned any further pursuit of business in India.

Thailand
--------

         In May 2000, the Company entered into a joint venture with World Star T.V. Communication Co. Ltd. (WSTV), a Thai corporation, to provide fixed wireless data services in Thailand. WSTV currently owns frequency licenses in Bangkok and other major areas in Thailand. As of September 30, 2000, $146,662 was invested, and is shown as part of Deposits in Acquisition. In August 2000 the Company entered into a Letter of Intent with E-Z Net Co. Ltd. of Bangkok for E-Z Net to provide internet service provider services to the new joint venture. The required governmental approvals are pending. Due to uncertainties in the Company's

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 3 - ACQUISITIONS (continued)

         ability to complete the transaction, management recognized an impairment of the investment in the amount of $73,331 in the fiscal year ended September 30, 2001.

El Salvador
-----------

         On March 11, 2000, the Company entered into a letter of intent with El Salvador Telecomuniciones S.A. de C.V. for the purpose of acquiring a 25% ownership interest in that company in El Salvador. Pursuant to the terms of the letter of intent, the Company paid $1,000,000 to that company as an advance payment of the purchase price, which was to total $3,500,000. The agreement provided that the purchase was conditioned upon the Company's acquisition of certain licenses, and the occurrence of certain other conditions that were not met. As a result, the Company was refunded the advance payment.

Hard Disc Caf, Inc.
--------------------

         On November 1, 2001, the Company signed a non-binding letter of intent to acquire Hard Disk Cafe, Inc., a privately held Florida corporation which intended to develop and license themed internet cafes. Terms called for the Company to pay $1,250,000 in cash and 25 million shares of common stock. On August 4, 2002, management of the Hard Disc Caf, Inc. ceased all operations of the company. By mutual consent, all parties agreed to unwind the transaction. In connection with this transaction, the Company had advanced a total of $146,154 to Hard Disc Caf, Inc. Of this amount, the Company anticipates receiving $35,456 and accordingly has recorded a loss of $110,698 on these advances.

Card Universal Corporation, Inc.
--------------------------------

         On June 12, 2002, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation, Inc., a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." The acquisition value is estimated at 3 million dollars, subject to a third party independent valuation.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

         In November 1998, the Company and its predecessor affiliates filed an action against the lessor of its leases for the Concord and San Marcos, California multipoint distribution service channels. Thereafter, the lessor cross-complained against the Company and its predecessors alleging breach of contract. On December 9, 1999, a settlement agreement was signed, which provided for the Company to pay $87,375 to the lessor, in the fiscal years ended September 30 1998, 1999, and 2000. Under terms of the settlement agreement, the Company also had an option to purchase the Concord and San Marcos leases for a price of $250,000 each, less lease payments already made. The Company elected to exercise the option to purchase the Concord lease, and the appropriate transfer procedure has been initiated with the U.S. Federal Communications Commission (FCC) which is still pending. The Company believes that under current FCC regulations it is not required to pay the $250,000 purchase price until such time as the FCC has approved the transfer of the license. Management has abandoned the pursuit of these leases and licenses.

         The Company borrowed from Credit Bancorp $328,000 in August 1999 and $412,000 in October 1999. The terms of this loan are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. On August 26, 1999, the Company filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to the August 1999 loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to the Company to a convertible debenture in the amount of $740,000. On October 11, 1999, the Company issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable semiannually on the last day of February and September, with the principal due September 30, 2002. Credit Bancorp's receiver agreed to convert the principal and accrued interest owing on the debenture into 482,734 shares (pre-reverse split)

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         of the Company's stock during the fiscal year ended September 30, 2000. As of December 12, 2002, the Company has not issued the stock.

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

         On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment was entered in WSI's favor. On November 26, 2002, the Company reached a settlement agreement with WSI and Mr. Hager. The Company has agreed to issue $200,000 of common stock, pay $50,000 to the trustee of WSI, and has executed a two year consulting agreement with Mr. Hager, valued at $120,000. All claims have been cancelled under this agreement.

Operating Leases
----------------

         The Company leases its executive and administrative offices under an operating lease with a term of three years. The lease is cancelable after the first year with ninety days notice. Future minimum lease payments required under this lease are as follows at September 30, 2002:

         Fiscal year
         Ending September 30,
         --------------------

              2003                 $36,800
              2004                  39,600
              2005                  13,200
                                   -------
                                   $89,600

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002

Management Agreement
--------------------

        The Company entered into a three year consulting agreement with Overseas Communications Limited on November 2, 2001, for the management and business advisory services provided by Mr. Michael Zwebner, Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal year ended September 30, 2002, the Company paid $20,000 in cash and issued 365,966 shares of common stock under this agreement.

Settlement Agreement
---------------------

         As described more fully in Note 11, below, the Company has entered into a settlement agreement with the Andrew Corporation, formerly a major supplier to the Company. The related note payable for $300,000 is due and payable on April 15, 2004, and is to be secured by 300,000 shares of the Company's stock. In the event that the $300,000 is not paid when due, and if the security's value does not equal or exceed $300,000 at that time, then the previous balance of $1,400,000 will again be due and payable.

NOTE 5 - STOCKHOLDERS EQUITY

         On May 21, 2002, stockholders approved a measure to increase the number of authorized common shares from 300 million to 800 million.

         The Company's Board of Directors approved a one-for-one-thousand reverse stock split, effective August 23, 2002. Fractional shares were rounded to the next share. All share and per share information reflects this reverse stock split.

         During the fiscal year ended September 30, 2001, the Company sold 26,328 shares of its common stock for net cash proceeds of $1,277,681. The Company issued 24,171 shares of common stock in conversion of outstanding debentures for an aggregate value of $1,018,366. The Company also issued 1,230 shares of its common stock for services at an aggregate value of $258,250. Stock issued for services was at the reported market price for the shares at the time of issuance.

         During the fiscal year ended September 30, 2002, the Company sold 45,254 shares of its common stock for net cash proceeds of $173,500. The Company issued 4,898,636 shares of common stock in conversion of outstanding debentures for an aggregate value of $2,616,436. The Company also issued 584,011 shares of its common stock for services at an aggregate value of $573,485. Stock issued for services was at the reported market price for the shares at the time of issuance.

                    Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 6 - INCOME TAXES

         A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                                                  Fiscal years ended September 30,
                                                                2002                          2001
                                                         -------------------        ---------------------
                                                         Amount           %            Amount          %
                                                         ------          ---           ------         ---
         Computed income tax benefit at statutory      $  446,833         34 %      $ 4,461,000        34 %
         rate
         Tax benefit reserved for doubtful valuation     (446,833)       (34)%       (4,461,000)      (34)%
                                                       -----------                    ----------

         Income tax benefit                                        None                          None
                                                                   ----                          ----

         At September 30, 2002, the Company had a net operating loss carry forward for federal tax purposes of approximately $28,600,000 which if unused to offset future taxable income, will expire between the years 2011 to 2021. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

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

         Significant components of the Company's deferred tax assets are as follows:


                                                      2002              2001
                                                      ----              ----
         Net operating loss carryforwards         $28,000,000       $21,906,000

         Valuation allowance                      (28,000,000)      (21,906,000)
                                                   ----------        ----------
         Net deferred tax assets                      None              None
                                                      ----              ----

                    Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 7 - NET LOSS PER COMMON SHARE

         Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

                                                                              Fiscal Year Ended
                                                                                September 30,
                                                                            2002              2001
                                                                            ----              ----
         Net loss                                                     $  (1,270,692)     $(13,003,483)
                                                                      =============      ============

         Weighted average number of common shares                           229,239           107,316
                                                                      =============      ============
         Basic and diluted loss per share                             $       (5.54)     $    (122.27)
                                                                      =============      ============

         The following common stock equivalents have been excluded from the dilutive computation, as their inclusion would be anti-dilutive

                Stock options                   7,950         3,750
                Convertible warrants           20,121         3,600
                                               ------         -----
                                               28,071         7,350

NOTE 8 - STOCK OPTION PLANS

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

         Combined transactions in non-employee options for the fiscal years ended September 30, 2002 and 2001 are as follows:

                                                             2002                         2001
                                                             ----                         ----
                                                                     Average
                                                  Number of          Exercise      Number of      Average
                                                   Shares             Price         Shares     Exercise Price
                                                    -----             ------        -------    --------------

         Options outstanding October 1              1,650             $95.00            600        $95.00
         Granted                                       --                 --          1,050         15.00
         Cancelled/Expired                             --                 --             --            --
         Exercised                                     --                 --             --            --
                                                    -----             ------        -------        ------
         Options outstanding, September 30          1,650             $95.00          1,650        $95.00
                                                    =====             ======        =======        ======

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 8 - STOCK OPTION PLANS (continued)

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

         Combined transactions in employee options for the fiscal years ended September 30, 2002 and 2001 are as follows:

                                                             2002                         2001
                                                             ----                         ----
                                                                    Average
                                                   Number of       Exercise      Number of      Average
                                                    Shares          Price         Shares     Exercise Price
         Options outstanding October 1              6,300           $602.00      3,250           $ 95.00
         Granted                                        0              0         3,050             15.00
         Cancelled/Expired                              0              0             0             0
         Exercised                                      0              0             0             0
                                                    -------------------------------------------------------
         Options outstanding, September 30          6,300           $602.00      6,300           $318.00
                                                    =====           =======      =====           =======

Compensation Costs

         The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have been recognized for these plans in 2002 or 2001. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                                2002                2001
                                                                ----                ----
         Net loss:
                    As reported                            $( 1,314,215)        $(13,121,000)
                                                            ============          ===========
                    Pro forma                              $( 1,314,215)        $(13,171,600)
                                                           =============         ===========
         Basic and diluted loss per share:

                    As reported                              $(5.73)              $(122.27)
                                                             =======              =========
                    Pro forma                                $(5.73)              $(122.27)
                                                             =======              =========

                    Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 8 - STOCK OPTION PLANS (continued)

         The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

         Assumption                                   Plans
         ----------                                   -----

         Dividend yield                                     0%
         Risk-free interest rate                            4%
         Expected life                              5/10 years
         Expected volatility                               97%


NOTE 9 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES

         On April 14, 2000, the Company entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures and preferred stock. Pursuant to the Securities Purchase Agreement, the investors purchased 760 shares of common stock, warrants to purchase 3,600 shares of common stock, and subordinated debentures with a principal amount of $3,280,000, for a total amount of $4,800,000.

         On August 10, 2000, the Company agreed with the investors to modify certain terms of the earlier funding agreement. Under the new terms of this agreement, the Company agreed to issue an additional 608 shares of common stock to the investors and subordinated debentures with a principal amount of $1,312,000, in exchange for $1,920,000 and the investors' forbearance of certain rights under the original agreement. The conversion price of the subordinated debentures was amended to the lesser of 110% of the average per share market value for the five consecutive trading days immediately preceding the original issue date and 85% of the average per share market value for the five consecutive trading days immediately prior to the conversion date. The Company also agreed to change the floor price to $1,000 for the period between August 10, 2000 and October 14, 2000, $640 for the period between October 14, 2000 and April 14, 2001 and zero thereafter.

         On November 15, 2000, the investors agreed to modify the transaction documents in accordance with the Company's request and agreed to waive any breach of the original Securities Purchase Second Amendment. In consideration for these concessions, the Company agreed to increase the principal amount of the debentures held by the investors. The investors have returned to the Company 760 previously issued shares of common stock in exchange for the issuance of new debentures reflecting the increase in the principal amount. Under this agreement, the selling shareholders may convert the debentures at a conversion price equal to 85% of the average of the closing trading prices of the common stock for the five consecutive trading days immediately prior to the conversion.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002


NOTE 9 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES (continued)

         The Company entered into a common stock purchase agreement with Grenville Finance Ltd. dated January 26, 2001 for the future issuance and purchase of the Company's common stock. The common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw-down facility. Grenville Finance Ltd. committed up to $50 million to purchase the Company's common stock over a twenty-four month period. Once every 22 trading days, the Company may request a draw-down of up to $1,500,000 of the committed money, subject to a formula based on the average common stock price and average trading volume, setting the maximum amount of any request for any given draw down. Each draw down must be at least $50,000, and there must be a seven trading day waiting period between draw-downs. The amount of money that Grenville Finance Ltd. will provide and the number of shares the Company will issue to Grenville Finance Ltd. in return for that money is settled twice during a 22 day trading period following the draw down request based on the formula in the common stock purchase agreement. Grenville Finance Ltd. will receive a fifteen percent discount to the volume weighted average stock price for that 22 day period. The Company will receive the amount of the draw down less an escrow agent fee of $750 for each draw-down amount and an 8% placement fee payable to the placement agent, Union Atlantic, LC. In addition, Grenville Finance Ltd. will receive a three year warrant to purchase up to 15,000 shares of the Company's common stock at an exercise price of $265 per share.

         On February 11,2001, the Company entered into a Stock Purchase Agreement with two investors for the purchase of 4,000 shares of common stock offered at $125 per share through its Post Effective Amendment to Form SB-2 Registration Statement. The total purchase price was $500,000.

         On March 29, 2001, the Company entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. The investors agreed to purchase $750 principal amount of 8% convertible debentures and the Company agreed to issue warrants to purchase 50 shares of common stock for each $100,000 principal amount purchased by the investors and issued warrants to purchase a total of 375 shares. The exercise price on the warrants shall be 115% of the average of the five closing bid prices immediately prior to March 29, 2001. The term of the warrants is for three years. Under the agreement, the Company also agreed to remove the floor price on the 4% convertible debentures previously issued and to decrease the price of the warrants to $101.20. In addition, the Company pledged certain U.S. licenses and leases as collateral against these debentures.

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

         On August 17, 2001, the Company received aggregate proceeds of $60,000 pursuant to the Company's draw down notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw-down facility between the Company and Grenville Finance Ltd. This notice offered to sell up to $60,000 of common stock to Grenville Finance Ltd. Based on the formula in the stock purchase agreement, during the 22-day period beginning October 10, 2001 and ending November 22, 2001. Grenville Finance Ltd. purchased 12,000 shares of the Company's common stock.

         On September 27, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $60,000 principal amount of 8% senior convertible debentures. No warrants were involved in this amendment to the Senior Secured Convertible Debentures and Warrants Purchase Agreement. The convertible debentures, including accrued interest, are due February through April 2005.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002



NOTE 9 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES (continued)

         On February 21, 2002 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $180,000 principal amount of 8% senior convertible debentures. No warrants were involved in this amendment to the Senior Secured Convertible Debentures and Warrants Purchase Agreement. The convertible debentures, including accrued interest, are due February through April 2005.

         On June 13, 2001, the Company issued a draw-down notice to Grenville Finance Ltd. in connection with the common stock purchase agreement dated January 26, 2001, evidencing an equity draw down facility between the Company and Grenville Finance Ltd. This notice offered to sell up to $130,000 of common stock to Grenville Finance Ltd. based on the formula in the stock purchase agreement, during the 22-day period beginning on June 13, 2001 and ending on July 16, 2001, but at not less than $15 per share. As part of the Company's draw-down notice, Grenville Finance Ltd. purchased 7,092 shares of the Company's common stock. These purchases resulted in aggregate proceeds of $130,000 being paid and released from escrow by Grenville Finance Ltd.

         The maturities of long term debt are shown in the following table:

                        Due in 2003                             $   886,449
                        Due in 2004                                 254,237
                        Due in 2005                               4,123,415
                                                                -----------
                                                                $ 5,264,101
                        Less current maturities                    (886,449)
                                                                -----------
                        Total long term                         $ 4,377,652
                                                                ===========

NOTE 10 - SETTLEMENT AGREEMENT AND NOTE PAYABLE

         On January 14, 2001, the Company entered into a Settlement Agreement with its systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment in an approximate amount of $1,400,000. Under the Loan Agreement, Andrew received an initial payment of $100,000 and was scheduled to receive an additional $100,000 each month until the loan was repaid. In addition, the Company issued a Company warrant to purchase no less than 200 and no more than 500 shares of the Company's common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $230 per share. The warrants were issued in lieu of interest, and the Company is required to register the shares underlying the warrants. Further, on July 23, 2001, the Company entered into an agreement with Andrew to resolve all remaining indebtedness. This agreement required the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina, as well as some inventory held in the U.S. The equipment in Argentina has not yet been returned to Andrew. The Company has not been able to locate the equipment in Argentina. On September 3, 2002, the Company reached a settlement agreement with Andrew Corporation for all amounts due. The Company issued a note in the amount of $300,000 due eighteen months from the date of issue. The note bears no interest and is secured by 300,000 shares of the Company's common stock. The agreement further provides that if the $300,000 is not paid when due, and if the security's value does not equal or exceed $300,000 on the due date, then the settlement will be void and the entire $1,400,000 will again be due.

                      Universal Communication Systems, Inc.
                        Notes to the Financial Statements
                               September 30, 2002



NOTE 11 - CONVERSION OF DEBENTURES

         Commencing on February 5, 2002 through September 30, 2002, debenture holders exercised their option to convert $2,492,885 of 4% debentures and $123,551 of 8% debentures into 4,898,636 shares of common stock.


NOTE 12 - RELATED PARTY TRANSACTIONS

         As described in Note 3 above, the Company had advanced a total of $146,154 to Hard Disc Caf, Inc., of which only $35,456 is expected to be repaid. Michael Zwebner, the Company's CEO, is the majority shareholder of the Hard Disc Caf, Inc.

         Mr. Zwebner is also the majority shareholder of Card Universal Corporation, Inc., with which the Company entered into a letter of intent to acquire Card Universal, at an estimated value of $3 million, as discussed in Note 3 above.

         Mr. Zwebner has also advanced certain funds to the Company, of which $29,791 outstanding at September 30, 2002