Form 10QSB
period 2002-12-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2003-02-18
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002
                                ------------------

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


                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of February 14, 2003
         -----                      -----------------------------------

Common Stock, $.001 par value                     10,117,517

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Balance Sheet - September 30, 2002 and
            December 31, 2002                                                3

            Statement of Operations for the three months
            Ended December 31, 2002 and 2001                                 4

            Statement of Cash Flows for the three months
            Ended December 31, 2002 and 2001                                 5

            Notes to the Financial Statements
            December 31, 2002                                                6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                 9


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                10

   Item 2.  Changes in Securities                                            11

   Item 3.  Defaults Upon Senior Securities                                  11

   Item 4.  Submission of Matters to Vote of Security Holders                11

   Item 5.  Other Information                                                11

   Item 6.  Exhibits and Reports on Form 8-K                                 11

   Item 7.  Signatures                                                       12

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              Universal Communication Systems, Inc.
                                    Condensed Balance Sheets

                                                                  December 31,          September 30,
                                                                     2002                    2002
                                                                     ----                    ----
                                                                  (unaudited)            (see note 1)
                                                                  -----------            ------------
                                               Assets
Current Assets:
   Cash & cash equivalents                                    $               273    $                874
                                                              --------------------   ---------------------
        Total Current Assets                                                  273                     874
                                                              --------------------   ---------------------
Due from related party, net                                                27,955                  35,456
                                                              --------------------   ---------------------

Fixed Assets:
   Equipment                                                               25,259                  25,259
   Furniture and fixtures                                                   1,917                   1,917
   Less: Accumulated depreciation & amortization                          (17,311)                (15,889)
                                                              --------------------   ---------------------
        Total Fixed Assets                                                  9,865                  11,287
                                                              --------------------   ---------------------

Investment in Digital Way (Peru), net
   of impairment                                                                -                       -
                                                              --------------------   ---------------------
Other assets                                                               11,250                  11,250
                                                              --------------------   ---------------------
        Total Assets                                          $            49,342    $             58,867
                                                              ====================   =====================

                                           Liabilities and Stockholders' Deficit
Current Liabilities:
   Current maturities of convertible debentures               $           886,449    $            886,449
   Accounts payable, trade                                              1,093,019               1,078,941
   Accrued expenses                                                       160,724                 156,978
   Due to related entities                                                 80,564                  29,791
                                                              --------------------   ---------------------
       Total Current Liabilities                                        2,220,756               2,152,159

Long Term Liabilities:
   Note Payable                                                           261,864                 254,237
   Convertible debentures, net of current maturities                    4,163,173               4,123,415
                                                              --------------------   ---------------------
      Total Long Term Liabilities                                       4,425,037               4,377,652
                                                              --------------------   ---------------------
         Total Liabilities                                              6,645,793               6,529,811
                                                              --------------------   ---------------------

Commitments and Contingencies                                                   -                       -

Stockholders' Deficit:
   Preferred stock, par value $.001 per share,
      10,000,000 shares authorized, no shares issued and outstanding
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 7,209,155 issued
      and outstanding                                                       7,209                   5,968
   Additional paid-in capital                                          23,174,585              23,071,546
   Accumulated deficit                                                (29,778,245)            (29,548,458)
                                                              --------------------   ---------------------
       Total Stockholders' Deficit                                     (6,596,451)             (6,470,944)
                                                              --------------------   ---------------------
         Total Liabilities and Stockholders' Deficit          $            49,342    $             58,867
                                                              ====================   =====================

                  See notes to condensed financial statements.

                              Universal Communication Systems, Inc.
                               Condensed Statements of Operations
                                            UNAUDITED


                                                 Three Months                        Three Months
                                              Ended December 31,                    Ended December 31,
                                                    2002                                 2001
                                              ------------------                  -------------------
Revenue                                       $             -                     $                -
Cost of goods sold                                          -                                      -
                                              ------------------                  -------------------
Gross profit                                                -                                      -

Operating expenses                                      179,899                              202,145

                                              ------------------                  -------------------
Operating income (loss)                                (179,899)                            (202,145)

Interest income (expense)                               (49,888)                             (81,630)
                                              ------------------                  -------------------


Net loss                                      $        (229,787)                  $         (283,775)
                                              ==================                  ===================

Basic And Diluted Loss Per
Share                                         $          (0.034)                  $           (0.002)
                                              ==================                  ===================

Basic and Diluted Weighted
Average Shares Outstanding                            6,835,651                              137,531
                                              ==================                  ===================

                  See notes to condensed financial statements.

                              Universal Communication Systems, Inc.
                                Condensed Statement of Cash Flows
                                          UNAUDITED

                                                                        For the             For the
                                                                     Three Months         Three Months
                                                                         Ended               Ended
                                                                       December 31,        December 31,
                                                                         2002                 2001
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $        (229,787)   $       (283,775)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                                   1,422              15,548
       Interest payable added to principal of
       debentures                                                             39,758             123,557
       Interest added to principal of note payable                             7,627                   -
       Stock issued for services                                             104,280                   -
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                                    -                   -
       Decrease in accounts receivable                                             -                   -
       (Decrease) in accrued expenses                                          3,746          (1,016,485)
       Increase in accounts payable                                           14,077           1,004,381
       Increase in due to related entities                                    50,775              94,933
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                                (8,102)            (61,841)
                                                                   ------------------   -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Decrease in advances from related parties                               7,501                   -
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                                 7,501                   -
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of senior secured
      convertible debentures                                                       -              60,000
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                                   -              60,000
                                                                   ------------------   -----------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (601)             (1,841)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                       874               4,082
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                               $             273    $          2,241
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                               $               -    $              -
       Income taxes paid                                           $               -    $              -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                             $          39,758    $       $123,557

                  See notes to condensed financial statements.

                         Universal Communication Systems, Inc.
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2002

               The balance sheet at September 30, 2002 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

               Background

               The Company is actively engaged in efforts to revise its business plan, de-emphasize participation in the wireless internet market, and seek new business activities.


               Reverse Stock Split

               The Company completed a one-for-one-thousand reverse stock split on August 23, 2002. All share and per share information reflects this reverse stock split.

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $29,778,245 at December 31, 2002. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.


NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2002 and 2001, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company "expects," "estimates," anticipates," or "believes" and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and we assume no obligation to update this information.


RISK FACTORS

     We will require additional capital in the short term to remain a going concern.

     We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we identify and execute alternative business plans and possibly develop other technologies or activities. In view of this fact, our auditors have stated in their report for the period ended September 30, 2002 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.


BUSINESS AND ORGANIZATION

     Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2002, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities.

     We also own a U. S. patent on our Distributed Wireless Call Processing System technology.

PROPOSED ACQUISITION

     On June 12, 2002, we entered into a letter of intent to acquire Card Universal Corporation, Inc., a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." Management is currently evaluating its options as to the future plans for the Company, its operations and assets. The acquisition is subject to the signing of a definitive agreement, valuation by a third party and to the availability of appropriate financing.


OUTLOOK

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

     Under the auspices of new management installed November, 2001, we have made considerable progress in restructuring prior obligations and removing debt. We are actively engaged in a number of efforts to revise our business plan to develop new revenue sources and direction for the Company. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company.

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001.

     There were no revenues or cost of sales for the three months ended December 31, 2002 and 2001.

     Operating expenses for the three months ended December 31, 2002 amounted to $179,899 compared to $202,145 for the three months ended December 31, 2001. These expenses were primarily consultants, professional fees and rents.

     Net losses for the three months ended December 31, 2002 were $229,788, as compared with $283,775 for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2002, the Company had cash and cash equivalents of $273 compared with $874 as of September 30, 2002. During the three months ended December 31, 2002, $7,501 was received from the sale of assets securing advances made to the Hard Disc Cafe, Inc. and $46,500 was advanced by the Chairman of the Company, Michael Zwebner. These funds were used to pay the cash operating expenses for the three month period ended December 31, 2002.

     While management restructures the Company, current operating cash is being provided by loans from related entities and the Chairman of the Company. The working capital deficit at December 31, 2001 amounted to $1,595,898. Management is attempting to reduce this deficit through arrangements with creditors. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The management of the Company including Mr. Michael J. Zwebner as Chief Executive Officer and Mr. Curtis Orgil as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of January 30, 2003, the date of the conclusion of the evaluation.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after January 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.     CHANGES IN SECURITIES.

                  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.     OTHER INFORMATION.

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

            Exhibit 99.1 Certification fo Chief Executive Officer
            Exhibit 99.2 Certification fo Chief Financial Officer


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

                      None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 2003        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                                /s/ MICHAEL J. ZWEBNER
                                ----------------------------
                                 Michael J. Zwebner
                                 Chief Executive Officer,
                                 Chairman of the Board

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB of Universal Communication Systems, Inc. (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael Zwebner, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Michael Zwebner
Dated: February 17, 2003                  ______________________________
                                          Michael Zwebner
                                          Chief Executive Officer

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB of Universal Communication Systems, Inc. (the "Company") for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Curtis Orgil, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Curtis Orgil
Dated: February 17, 2003                  ______________________________
                                          Curtis Orgil
                                          Chief Financial Officer