Form 10QSB
period 2003-03-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2003-05-15
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2003
                                ------------------

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

                                 (305) 672-6344
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of May 01, 2003
         -----                      -----------------------------------

Common Stock, $.001 par value                       19,284,204

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - March 31, 2003 and
            September 30, 2002                                               3

            Consolidated Statements of Operations for the three months
            and six months Ended March 31, 2003 and 2002                     4

            Consolidated Statements of Cash Flows for the three months
            and six months Ended March 31, 2003 and 2002                     5

            Notes to the Consolidated Financial Statements
            March 31, 2003                                                   6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10


PART II    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      12

            Certifications                                                  12

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              Universal Communication Systems, Inc.
                              Condensed Consolidated Balance Sheets

                                                                                     March 31,      September 30,
                                                                                       2003            2002
                                                                                       ----             ----
                                                                                    (unaudited)      (see note 1)
                                                                                    -----------      ------------
                                               Assets
Current Assets:
   Cash & cash equivalents                                                          $      4,942     $        874
                                                                                    ------------     ------------
        Total Current Assets                                                               4,942              874
                                                                                    ------------     ------------
Due from related party, net                                                                1,259           35,456
                                                                                    ------------     ------------

Fixed Assets:
   Equipment                                                                              25,259           25,259
   Furniture and fixtures                                                                  1,917            1,917
   Less: Accumulated depreciation & amortization                                         (18,734)         (15,889)
                                                                                    ------------     ------------
        Total Fixed Assets                                                                 8,442           11,287
                                                                                    ------------     ------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                                              --               --
Other assets                                                                              25,740           11,250
                                                                                    ------------     ------------
        Total Assets                                                                $     40,382     $     58,867
                                                                                    ============     ============

                                           Liabilities and Stockholders' Deficit
Current Liabilities:
   Current maturities of convertible debentures                                     $    946,449     $    886,449
   Accounts payable, trade                                                             1,054,711        1,078,941
   Accrued expenses                                                                      178,896          156,978
   Due to a related party                                                                137,519           29,791
                                                                                    ------------     ------------
       Total Current Liabilities                                                       2,317,575        2,152,159

Long Term Liabilities:
   Note payable                                                                          269,491          254,237
   Convertible debentures, net of current maturities                                   4,192,225        4,123,415
                                                                                    ------------     ------------
      Total Long Term Liabilities                                                      4,461,716        4,377,652
                                                                                    ------------     ------------
         Total Liabilities                                                             6,779,291        6,529,811
                                                                                    ------------     ------------

Commitments and Contingencies                                                                 --               --

Stockholders' Deficit:
   Preferred stock, 10,000,000 shares authorized, no
         Shares issued and outstanding
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 11,259,780 issued
      and outstanding                                                                     11,260            5,968
   Additional paid-in capital                                                         23,339,687       23,071,546
   Accumulated deficit                                                               (30,089,856)     (29,548,458)
                                                                                    ------------     ------------
       Total Stockholders' Deficit                                                    (6,738,909)      (6,470,944)
                                                                                    ------------     ------------
         Total Liabilities and Stockholders' Deficit                                $     40,382     $     58,867
                                                                                    ============     ============

             See notes to condensed consolidated financial statements.

                              Universal Communication Systems, Inc.
                        Condensed Consolidated Statements of Operations
                                            UNAUDITED


                                         Three Months Ended March 31,            Six Months Ended March 31,
                                         ----------------------------            --------------------------
                                            2003               2002                 2003             2002
                                         ----------          --------            ----------       ---------
Revenue                                  $        -          $       -           $        -       $       -
Cost of goods sold                                -                  -                    -               -
                                         ----------          ---------            ---------       ---------
Gross profit                                      -                  -                    -               -

Operating expenses                          234,153            166,989              414,051         369,134
Write down of Assets                         26,397            205,181               26,397         205,181
Impairment loss on deposits                       -            197,506                    -         197,506
                                         ----------          ---------            ---------       ---------
Operating (loss)                           (260,550)          (569,676)            (440,448)       (771,821)

Interest expense                            (51,062)           (81,520)            (100,949)       (163,150)
                                         ----------          ---------            ---------       ---------


Net loss                                 $ (311,612)         $(651,196)           $(541,397)      $(934,971)
                                         ==========          =========            =========       =========

Basic and diluted loss per
share                                    $   (0.04)          $   (4.44)           $  (0.06)       $  (6.22)
                                         ==========          =========            =========       =========

Number of shares used in
computing basic and diluted
loss per share                            8,799,258            146,579            9,248,228         150,294
                                        ===========         ==========          ===========     ===========


             See notes to condensed consolidated financial statements.

                              Universal Communication Systems, Inc.
                         Condensed Consolidated Statement of Cash Flows
                                          UNAUDITED

                                                                        For the             For the
                                                                          Six Months    Six Months
                                                                             Ended         Ended
                                                                           March 31,      March 31,
                                                                              2003          2002
                                                                         -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                               $(541,397)    $(934,971)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                 --            --
       Common stock issued for services                                      253,229         6,000
       Depreciation and amortization expense                                   2,845        18,712
       Interest payable added to principal of
          debentures and notes                                                94,269       123,557
       Loss on write down of assets                                           26,397       156,189
       Impairment loss                                                            --       197,506
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                              (14,490)       48,991
       Increase (decrease) in accounts payable and
          accrued expenses                                                    (2,313)      229,228
       Increase in cash overdraft                                                 --         1,658
                                                                           ---------     ---------

       Net Cash (Used) by Operating Activities                              (181,460)     (153,130)
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       (Increase) Decrease in due from related entities                        7,800       (98,921)
       Increase in other assets - deposits                                        --         4,600
                                                                           ---------     ---------

       Net Cash (Used) by Investing Activities                                 7,800      (103,521)
                                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of senior secured
      convertible debentures, net                                                 --       227,770
    Proceeds from note payable                                                60,000            --
    Sale of common stock                                                      10,000        40,000
    Advances from related parties                                            107,728            --
    Other                                                                         --       (15,120)
                                                                           ---------     ---------
       Net Cash Provided by Financing Activities                             177,728       252,650
                                                                           ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,068        (4,001)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                       874         4,082
                                                                           ---------     ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                       $   4,942     $      81
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                       $      --     $      --
       Income taxes paid                                                   $      --     $      --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                     $  94,269     $ 123,557

             See notes to condensed consolidated financial statements.

                         UNIVERSAL COMMUNICATION SYSTEMS, INC.
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2002.

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

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $30,089,856 at March 31, 2003. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended March 31, 2003 and 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

     We also own a U. S. patent on our Distributed Wireless Call Processing System technology.

PROPOSED ACQUISITION

     On June 12, 2002, we entered into a letter of intent to acquire Card Universal Corporation, Inc., a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." Management is currently evaluating its options as to the future plans for the Company, its operations and assets. The acquisition is subject to the signing of a definitive agreement, valuation by a third party and to the availability of appropriate financing. As of this report date, no further action has occurred on this transaction. We have advanced $1,259 to Card Universal Corporation, Inc.

     On March 24, 2003 we announced the formation of AirWater Corporation,as a wholly owned subsidiary.

     AirWater Corp. will operate in the new field of high tech water extraction from air, and to that end, has acquired international manufacturing and marketing licenses, as well as patent and copyright rights from J.J. Reidy & Co., Inc. of Holden, Mass. J.J. Reidy & Co., Inc. is the registered patent holders of 4 separate patents covering the concept, with others pending in many foreign countries.

     Under the terms of the agreement, the company will issue 4 million common shares, restricted under SEC rule 144, as well as make a one time cash payment of $100,000 to J.J. Reidy & Co., Inc. In addition, the company has agreed to enter into a royalty agreement with J.J. Reidy & Co., Inc.


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


SUBSEQUENT EVENTS

     On April 30, 2003 we announced the signing of a Letter of Intent to acquire CinemaElectric, Inc., a Los Angeles based Multimedia Messaging Service company for a purchase price of $10 million.

RESULTS OF OPERATIONS

     Three Months and Six Months Ended March 31, 2003 Compared to the Three Months and Six Months Ended March 31, 2002.

     There were no revenues or cost of sales for the three months and six months ended March 31, 2003 and March 31, 2002.

     Operating expenses for the three months and six months ended March 31, 2003 amounted to $234,153 and $414,051, respectively, compared to $166,989 and $369,134 for the three months and six months ended March 31, 2002. For both periods, these expenses were primarily consultants, professional fees and rents.

     Write down of assets in the amount of $26,397 for the three and six months ended March 31, 2003 resulted from the recognition of little or no value in the assets received in payment of the balance of advances to Hard Disc Cafe, Inc. Hard Disc Cafe, Inc. has ceased all operations and distributed its remaining assets to us in satisfaction of advances outstanding. Write down of assets in the amount of $205,181 for the three months and six months ended March 31, 2002 and impairment losses in the amount of $197,506 for those same periods resulted from management's decision to abandon pursuit of foreign ventures entered into by prior management.

     Interest expense decreased $30,458, from $81,520 for the three months ended March 31, 2002, to $51,062 for the three months ended March 31, 2003. For the six months ended March 31, 2003 and 2002, interest expense decreased $62,201 from $163,150 to $100,949, respectively. The decrease resulted from the conversion by the bondholders of a portion of their debt to common stock during the fiscal year ended September 30, 2002.

     Net losses for the three months ended March 31, 2003 were $311,612, as compared with $651,196 for the three months ended March 31, 2002. Net losses for the six months ended March 31, 2003 were $541,397, as compared with $934,971 for the six months ended March 31, 2002. The decrease in net losses is primarily attributable to lower write off of assets and no impairment losses in the current period.


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2003, our cash position was $4,942 compared to $874 as of September 30, 2002. During the six months ended March 31, 2003, $60,000 was received from a 12% note payable, $107,728 from advances from related parties and $10,000 was received from a subscription for our common stock. These funds were used to pay the cash operating expenses for the six month period ended March 31, 2003.

     While management restructures the Company, current operating cash is being provided by loans and the sale of common stock. The working capital deficit at March 31, 2003 amounted to $2,312,633. Management is attempting to reduce this deficit through arrangements with creditors. If we do not make satisfactory arrangements with the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  Exhibit 99.1        Certification of Chief Executive Officer
  Exhibit 99.2        Certification of Chief Financial Officer


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

        none.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2003        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                              /s/ MICHAEL J. ZWEBNER
                              ----------------------------
                              Michael J. Zwebner
                              Chief Executive Officer, Chairman of the Board

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB of Universal Communication Systems, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Michael Zwebner, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2003                       /s/ Michael Zwebner
                                          -------------------------
                                          Michael Zwebner
                                          Chief Executive Officer

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB of Universal Communication Systems, Inc. (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Curtis Orgil, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 15, 2003                       /s/ Curtis Orgil
                                          ------------------------------
                                          Curtis Orgil
                                          Chief Financial Officer