Form 10QSB
period 2003-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2003-08-13
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2003
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number:  000-30405

                    Universal Communication Systems, Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                      4812                         860887822
         ------                      ----                         ---------
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


                                 (305) 672-6344
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of August 11, 2003
         -----                      -----------------------------------
Common Stock, $.001 par value                       60,361,871

Transitional Small Business Disclosure Format:    Yes [ ]           No [X]

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - June 30, 2003 and
            September 30, 2002                                               3

            Consolidated Statements of Operations for the three months
            and nine months Ended June 30, 2003 and 2002                     4

            Consolidated Statements of Cash Flows for the
            nine months Ended June 30, 2003 and 2002                         5

            Notes to the Consolidated Financial Statements
            June 30, 2003                                                    6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10


PART II    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      12

            Certifications                                     Filed as Exhibits

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      Universal Communication Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                           June 30,      September 30,
                                                             2003           2002
                                                             ----           ----
                                                          (unaudited)    (see note 1)
                                                         ------------    ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                               $    220,281    $        874
   Notes Receivable                                            34,648              --
                                                         ------------    ------------
        Total Current Assets                                  254,929             874
                                                         ------------    ------------
Due from related party, net                                    94,759          35,456
                                                         ------------    ------------

Fixed Assets:
   Equipment                                                   25,259          25,259
   Furniture and fixtures                                       1,917           1,917
   Less: Accumulated depreciation & amortization              (20,156)        (15,889)
                                                         ------------    ------------
        Total Fixed Assets                                      7,019          11,287
                                                         ------------    ------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                   --              --
Other assets                                                   49,467          11,250
                                                         ------------    ------------
        Total Assets                                     $    406,174    $     58,867
                                                         ============    ============

                     Liabilities and Stockholders' Deficit
Current Liabilities:
   Current maturities of convertible debentures          $  1,066,449    $    886,449
   Accounts payable, trade                                  1,070,929       1,078,941
   Accrued expenses                                           187,814         156,978
   Due to a related party                                      28,248          29,791
                                                         ------------    ------------
       Total Current Liabilities                            2,353,440       2,152,159

Long Term Liabilities:
   Note payable                                               347,118         254,237
   Convertible debentures, net of current maturities        3,644,600       4,123,415
                                                         ------------    ------------
      Total Long Term Liabilities                           3,991,718       4,377,652
                                                         ------------    ------------
         Total Liabilities                                  6,345,158       6,529,811
                                                         ------------    ------------

Commitments and Contingencies                                      --              --

Stockholders' Deficit:
   Preferred stock, 10,000,000 shares authorized, no
         Shares issued and outstanding
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 39,286,919 issued
      and outstanding                                          39,287           5,968
   Stock subscribed and escrow                                340,823              --
   Additional paid-in capital                              24,326,258      23,071,546
   Accumulated deficit                                    (30,645,352)    (29,548,458)
                                                         ------------    ------------
       Total Stockholders' Deficit                         (5,938,984)     (6,470,944)
                                                         ------------    ------------
         Total Liabilities and Stockholders' Deficit     $    406,174    $     58,867
                                                         ============    ============

            See notes to condensed consolidated financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED


                               Three Months Ended June 30,     Nine Months Ended June 30,
                              ----------------------------    ----------------------------
                                  2003            2002            2003             2002
                              ------------    ------------    ------------    ------------
Revenue                       $         --    $         --    $         --    $         --
Cost of goods sold                      --              --              --              --
                              ------------    ------------    ------------    ------------
Gross profit                            --              --              --              --

Operating expenses                 503,609         501,060         917,660         870,194
Write down of Assets                    --              --          26,397         205,181
Impairment loss on deposits             --              --              --         197,506
Recovery of deposits                    --         (68,800)             --         (68,800)
                              ------------    ------------    ------------    ------------
Operating (loss)                  (503,609)       (432,260)       (944,057)     (1,204,081)

Interest expense                   (51,886)        (83,491)       (152,836)       (246,641)
                              ------------    ------------    ------------    ------------


Net loss                      $   (555,495)   $   (515,751)   $ (1,096,893)   $ (1,450,722)
                              ============    ============    ============    ============

Basic and diluted loss per
share                         $      (0.02)   $      (2.00)   $      (0.08)   $      (8.00)
                              ============    ============    ============    ============

Number of shares used in
computing basic and diluted
loss per share                  29,813,878         264,104      14,457,539         182,099
                              ============    ============    ============    ============


             See notes to condensed consolidated financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                    UNAUDITED

                                                                           For the         For the
                                                                         Nine Months     Nine Months
                                                                             Ended          Ended
                                                                            June 30,       June 30,
                                                                              2003           2002
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $(1,096,893)   $(1,450,722)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                  --             --
       Common stock issued for services                                       686,898        320,810
       Depreciation and amortization expense                                    4,267         21,876
       Interest payable added to principal of
          debentures and notes                                                119,027        207,048
       Interest accretion                                                      22,881             --
       Loss on write down of assets                                            26,397        156,189
       Impairment loss                                                             --        197,506
    Changes in operating assets and liabilities:
       (Increase) decrease in prepaid and other                               (38,365)        48,991
       Increase (decrease) in accounts payable and
          accrued expenses                                                     22,824        253,315
       Increase in cash overdraft                                                  --          1,658
       (Increase) decrease in due to related party                            (95,043)        40,664
                                                                          -----------    -----------

       Net Cash (Used) by Operating Activities                               (348,007)      (204,323)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       (Increase) Decrease in due from related entities                         7,800       (112,711)
       Increase in other assets - deposits                                         --          4,600
       Other                                                                   (3,303)            --
                                                                          -----------    -----------

       Net Cash (Used) by Investing Activities                                  4,497       (117,311)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes Receivable                                                          (34,500)            --
    Proceeds from the issuance of senior secured
      convertible debentures, net                                                  --        218,070
    Proceeds from note payable                                                 70,000             --
    Sale of common stock                                                      192,942        100,000
    Common Stock subscription proceeds                                        334,475
    Other                                                                          --              1
                                                                          -----------    -----------
       Net Cash Provided by Financing Activities                              562,917        318,071
                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          219,407         (3,563)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                        874          4,082
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                      $   220,281    $       519
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                      $        --    $        --
       Income taxes paid                                                  $        --    $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                    $   119,027    $   207,048
       Debentures converted to common stock                               $   407,638    $   283,500

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

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $30,645,352 at June 30, 2003. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

                  Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended June 30, 2003 and 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

BUSINESS AND ORGANIZATION

         Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2002, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities. Management of Digital Way has advised us that information regarding their business activities will be provided for inclusion in our fiscal year end financial statements at September 30, 2003.

         Digital Way SA recently reached an agreement with YAK Communications
(USA) Inc, by which YAK will invest funds to jointly operate a "Dial Around" telephony business in Peru, utilizing Digital Way's local business and technical facilities as well as the Government Telecom Licenses granted to Digital Way SA. Revenue from this activity is anticpated to occur in the fourth quarter of 2003.

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

         On March 24, 2003 we announced the formation of AirWater Corporation, as a wholly owned subsidiary.

         AirWater Corp. will operate in the new field of high tech water extraction from air, and to that end, has acquired international manufacturing and marketing licenses, as well as patent and copyright rights from J.J. Reidy & Co., Inc. of Holden, Mass. J.J. Reidy & Co., Inc. are the registered patent holders of 4 separate patents covering the concept, with others pending applied for in the United States and in various foreign countries.

         Under the terms of the agreement, the company has escrowed 4 million common shares to be issued, restricted under SEC rule 144, as well as make a cash payment of $100,000 to J.J. Reidy & Co., Inc, In addition, the company has agreed to enter into a royalty agreement with J.J. Reidy & Co., Inc. The cash payment was made on July 1, 2003 and the escrowed shares were released at the same time in execution of the agreement.

         In connection with the AirWater business activity, we have entered into several development, design, sales and marketing, as well as manufacturing agreements with foreign business entities, primarily in Israel and Brazil. We are continuing to pursue business arrangements to advance the product and technology.

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

         Under the auspices of new management installed November, 2001, we have made considerable progress in restructuring prior obligations and removing debt. With the agreement to market Air Water technology and equipment and the formation of our Airwater Corporation subsidiary, we anticipate new revenue sources and direction for the Company. We plan to de-emphasize our participation in the wireless internet market, sell assets for cash and/or advance our remaining businesses through joint ventures, continue our negotiations with creditors to compromise, extend, convert and/or forgive debt, and seek new businesses that can take advantage of our extensive shareholder base and status as a public company.

         Management is hopeful that it can continue to reach agreements with vendors and foreign partners to resolve disputes and balances due. Management hopes that once these issues are dealt with and sales commence with our subsidiary AirWater Corporation, this will provide for the financial stability of the Company. No assurances can be made that these events will successfully take place. Management expects to meet minimal operating expenses during this period, through a combination of loans, sale of assets and private placement funds.

SUBSEQUENT EVENTS

         On April 30, 2003 we announced the signing of a Letter of Intent to acquire CinemaElectric, Inc., a Los Angeles based Multimedia Messaging Service company for a purchase price of $10 million.

         On August 12th, 2003, by mutual agreement with CinemaElectric, we announced the withdrawal from the Letter Of Intent. The withdrawel of our letter of intent was to facilitate the execution of a letter of intent by Brennex Oil Corporation to acquire CinemaElectric Inc. Under the terms of the proposed acquisition, Brennex Oil Corporation will issue 10% of the acquisition value to us.

         Our Board of Directors has indicated its intention to distribute the Brennex/CinemaElectric new shares to our registered common share stockholders.

         In connection with the Air Water Corporation subsidiary, management recognized the need for a power solution for the AirWater Machines in certain global areas where electricity and or gas power sources are are in short supply or not available. To this end, we have sourced a company involved in the solar power industry. On June 19, 2003, we announced the signing of a Letter of Intent to acquire 100% of Millennium Electric TOU Limited and a number of it's subsidiaries. Millennium Electric is one of Israel's foremost corporations operating in the latest high tech field of solar energy, solar panels, and solar powered consumer products. We are in the final phases of our due diligence and finalization of the definitive agreement.

         On August 7, 2003, a Dallas Texas based company, Electric Gas & Technology Inc, (ELGT), issued a press release claiming that they had filed a complaint / $60 million law suit in Federal Court in Texas, alleging patent infringement against Universal Communication Systems, Inc., AirWater Corporation and J&J Reidy, Inc. We have not been served with the complaint. Counsel has advised us that the claims lack substance. We have issued a press release refuting the claims made in Electric Gas & Technology's press release, and notifying them of our intention to defend our patents, but to additionally file a counterclaim for $100 million for patent infringement and defamation of character. Management believes the claims of ELGT are frivolous and do not represent a material threat to the company.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended June 30, 2003 Compared to the Three Months and Nine Months Ended June 30, 2002.

         There were no revenues or cost of sales for the three months and nine months ended June 30, 2003 and June 30, 2002.

         Operating expenses for the three months and nine months ended June 30, 2003 amounted to $503,609 and $944,057, respectively, compared to $432,260 and $1,204,081 for the three months and nine months ended June 30, 2002. For both periods, these expenses were primarily consultants, professional fees and rents.

         Write down of assets in the amount of $26,397 for the nine months ended June 30, 2003 resulted from the recognition of little or no value in the assets received in payment of the balance of advances to Hard Disc Caf, Inc. Hard Disc Caf, Inc. has ceased all operations and distributed its remaining assets to us in satisfaction of advances outstanding. Write down of assets in the amount of $205,181 for the nine months ended June 30, 2002 and impairment losses in the amount of $197,506 for that same period resulted from management's decision to abandon pursuit of foreign ventures entered into by prior management.

         Interest expense decreased $31,605, from $83,491 for the three months ended June 30, 2002, to $51,886 for the three months ended June 30, 2003. For the nine months ended June 30, 2003 and 2002, interest expense decreased $93,805 from $246,641 to $152,836, respectively. The decrease resulted from the conversion by the bondholders of a portion of their debt to common stock during the fiscal year ended September 30, 2002.

         Net losses for the three months ended June 30, 2003 were $555,495, as compared with $515,751 for the three months ended June 30, 2002. Net losses for the nine months ended June 30, 2003 were $1,096,893, as compared with $1,450,722 for the nine months ended June 30, 2002. The decrease in net losses is primarily attributable to lower write off of assets and no impairment losses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2003, our cash position was $220,281 compared to $874 as of September 30, 2002. During the nine months ended June 30, 2003, $60,000 was received from a 12% note payable, $182,942 from advances from related parties and $334,475 was received from subscriptions for our common stock. The advances from related parties were cancelled in exchange for common shares issued. These funds were used to pay the cash operating expenses for the nine month period ended June 30, 2003 and a portion is being held for working capital for the next twelve months. The amounts received in common stock subscription funds are attributable to recent announcements and activities with respect to our AirWater Corporation subsidiary.

         While management restructures the Company, current operating cash is being provided by loans and the sale of common stock. Management is attempting to reduce the current working capital deficit through arrangements with creditors. If we do not make satisfactory arrangements with the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------
  Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

  Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

  Exhibit 32.1 Certification of Periodic Report by the Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350

  Exhibit 32.2 Certification of Periodic Report by the Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

         none.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2003        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                              /s/ MICHAEL J. ZWEBNER
                              ----------------------------
                              Michael J. Zwebner
                              Chief Executive Officer, Chairman of the Board