Form 10KSB
period 2003-09-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-01-13
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________

Commission file number: 000-30405

                    Universal Communication Systems, Inc.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                 860887822
               ------                                 ---------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

407 Lincoln Road, Ste 12F, Miami Beach, Florida                         33139
-------------------------------------------                             -----
   (Address of principal executive offices)                          (Zip Code)

407 Lincoln Road, Ste 6K, Miami Beach, Florida                          33139
------------------------------------------------                        -----
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

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 30, 2002: $5,670,640

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 103,123,070 shares of common stock as of December 30, 2003.

Documents incorporated by reference:        None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                    Universal Communication Systems, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 2003

                                                                            Page

ITEM 1.    DESCRIPTION OF BUSINESS.............................................3

ITEM 2.    DESCRIPTION OF PROPERTY.............................................6

ITEM 3.    LEGAL MATTERS.......................................................7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........11

ITEM 7.    FINANCIAL STATEMENTS...............................................16

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.............. ..........................16

ITEM 8A.    CONTROLS AND PROCEDURES...........................................16

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............17

ITEM 10.   EXECUTIVE COMPENSATION.............................................19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....19

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................21

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................22

SIGNATURES....................................................................23

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

         On November 1, 2001, we changed management. On March 21, 2003, we acquired exclusive worldwide rights to patents held by J.J. Reidy & Co., relating to water production/generation system. In connection with this activity, two subsidiaries were formed, AirWater Corporation, to produce and market the system and AirWater Patents Corporation, to hold our licensed patent rights.

         We completed an agreement to purchase all of the stock of Millennium Electric T.O.U. Ltd., ("Millenium") an Israeli company, on September 29, 2003. Millenium specializes in development and installation of solar power systems worldwide. In connection with the Millenium acquisition, a new U. S. subsidiary, Solar One Corporation, was formed to market solar power products and systems.

         We are currently focusing our operations on the design, manufacture and sale of water production and generation systems along with solar power systems.

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

         Under the auspices of new management, we have made considerable progress in restructuring prior obligations and removing debt. We have actively engaged in a number of efforts to revise our business plan to develop new revenue sources and direction for the Company. We have minimized our participation in the wireless internet market, disposed of assets for cash and we continue our negotiations with creditors to compromise, extend, convert and/or forgive debt prior to the new management.

         On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. In June of 2001, we received a notice of default from the sellers of Digital Way, claiming a breach of the terms of our purchase agreement. On May 10, 2002, we executed a settlement agreement with those sellers. Under the terms of the agreement, we re-aligned the stock ownership of Digital Way, by returning 73% of the common shares owned by us to the former owners. In addition, we retained a 50% interest in the first $6.2 million of equity value of Digital Way, in the event of a sale or other disposition. Any value beyond the first $6.2 million will be divided based on shareholdings. Our chairman, Michael Zwebner, remains on the Board of Directors of Digital Way, S. A. The settlement agreement fully cancels all debts, claims and counter claims between us and the sellers, and allows for future co-operation in the ongoing development or sale of Digital Way. Although we have reached this settlement, management of Digital Way has not provided the necessary financial information for Digital Way to be included in our financial reporting, and the results of the Company's investment in Digital Way is unclear at this time. The Company has fully impaired this investment. Management is now actively seeking a third party buyer for our 23% interest in Digital Way SA.

         Although we initiated negotiations with businesses in Puerto Rico and Portugal in 1999, no further negotiations or affiliations are currently pending in those areas. On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment was entered in WSI's favor. On November 26, 2002 a settlement agreement was reached with Mr. Hager and the trustee in bankruptcy for WSI. Under the agreement, we issued $200,000 in value of shares of common stock. In addition to the stock, $50,000 was paid to the trustee of WSI and a two year consulting contract, valued at $120,000, was executed with Mr. Hager. The settlement had a total cost of $370,000.

         On April 30, 2003 we executed a letter of intent to acquire CinemaElectric, Inc., a Los Angeles based multimedia messaging service company for a purchase price of $10 million. On August 12th, 2003, and by mutual agreement, we withdrew from this Letter Of Intent. We withdrew our letter of intent so that Brenex Oil Corporation could issue their letter of intent to acquire CinemaElectric, Inc., which they did on August 12, 2003. Under the proposed transaction, we will receive 10% of the entity resulting from the acquisition of CinemaElectric by Brenex Oil Corporation. Our Board of Directors is evaluating distributing these shares to our shareholders.

         Early in 2003, we identified a new business venture and adopted a new business plan. We formed a wholly owned subsidiary, AirWater Corporation, whose purpose and mission is to design, build and market machines that produce drinkable water from the air. The first step in the endeavor was to obtain licensing rights to the technology. To that end, we acquired four patents by agreement dated March 24, 2003, relating to this technology from J. J. Reidy Company of Holden, Massachusettes. Under the terms of the agreement, we paid $400,000, and we are obligated to pay a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of $400,000, the company paid $100,000 in cash, and the balance of $300,000 was settled by the issuance of restricted common shares.

         From March 2003 through August 2003, we entered into various consulting, marketing and sales agreements with several international entities, in the US, France, Brazil and Israel. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting.

         In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. As previously mentioned, on September 29, 2003 we completed the acquisition of Millennium Electric T.O.U., Ltd. to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power for the air-water system.

         This company and its president, Mr. Ami Elazari, are one of Israel's foremost entities operating in the latest high technology field of solar energy, solar panels, and solar powered consumer products. The company and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products. They have for many years been involved in multi million dollar projects on a world wide basis.

         For the six months prior to year end, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. The result of this search has concluded with manufacturing and licensing agreements with entities in Israel and Brazil, and more recently in Australia. We have now embarked on a worldwide sales and marketing program.

         On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. This Dutch group is made up of two separate operating subsidiaries, with projected combined sales in excess of $25 million. As of December 30, 2003, both parties are conducting due diligence in connection with this acquisition.


Patents/Intellectual Property

         We currently hold a patent for our distributed wireless call processing system. We are looking to license this technology to a third party developer in order to potentially create a royalty stream of income. However, we cannot guarantee that we will enter into such an agreement.

         As previously mentioned, we hold the exclusive global patent and licensing rights to four air to water patents under an agreement with J.J. Reidy Company, relating to atmospheric extraction of water and its purification process. Further, through our Millenium subsidiary, we own 21 international patents in the photo voltaic solar power and energy system area. Employees

         As of December 31, 2003, we had no full time employees in the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

         We own no real estate. Effective February 1, 2002, we leased a 1400 square foot corporate and administrative office facility at 407 Lincoln Road, Suite 6K, Miami Beach, FL 33139. The lease provides for a three-year term. The lease provided for cancellation with ninety days notice after the first year. On November 1, 2002 we exercised this provision and we currently rent on a month to month basis with the landlord at the same address. On October 1, 2003 we moved our office to suite 12F in the same building.


         Millenium Electric T.O.U., Ltd., rents administration and manufacturing offices in the Herzliah Industrial zone in Israel under a lease which ends in 2005. The minimum remaining payments under this lease are $60,180 for 2004 and $55,165 for 2005.

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

         In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and the Company may be subject to further liability. We currently carry the 483 share obligation in our equity under escrowed shares.

         On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas. Their press release stated that we had infringed on their patents. Counsel has advised us that the claims lack substance. On November 24, 2003, the court granted our motion for dismissal due to lack of Texas jurisdiction. ELGT has similar suits filed against other companies in the same industry. We have filed counter claims in the US District Court of Southern Florida, disputing ELGT's claims of patent infringement and as a result of statements made by ELGT, we have filed a claim for $118 million in damages for false, defamatory and libelous statements. Our counter claims and damage lawsuits are still ongoing.


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

Price Range for Common Stock
----------------------------

FISCAL YEAR SEPT 30, 2004           High                Low
                                  --------           --------
   First Quarter                   $ 0.115             $0.060

FISCAL YEAR SEPT 30, 2003           High                Low
                                  --------           --------
   First Quarter                   $ 0.170             $0.100
   Second Quarter                    0.100              0.045
   Third Quarter                     0.230              0.030
   Fourth Quarter                    0.115              0.060

FISCAL YEAR SEPT 30, 2002           High                Low
                                  --------           --------
   First Quarter                   $21.000             $5.599
   Second Quarter                   14.000              2.000
   Third Quarter                    10.000              0.799
   Fourth Quarter                    2.700              0.100

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

         There are approximately 495 holders of record and an estimated 8,000 holders in street name of our common stock as of September 30, 2003.

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

         On April 9 - 11, 2003, we issued 4,253,847 shares of common stock under private placement subscriptions at $0.04 per share, based on the average closing price for the three days prior to April 8, 2002, at a 25 percent discount. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On April 11, 2003, we issued 575,000 shares of common stock under private placement subscriptions at $0.035 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 3, 2003, we issued 2,350,043 shares of common stock under private placement subscriptions at prices ranging from $0.028 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 7, 2003, we issued 1,905,625 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 9, 2003, we issued 1,410,647 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 10, 2003, we issued 525,577 shares of common stock under private placement subscriptions at prices ranging from $0.026 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 15, 2003, we issued 714,096 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 18, 2003, we issued 2,304,944 shares of common stock under private placement subscriptions at prices ranging from $0.026 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On July 23, 2003, we issued 172,591 shares of common stock under private placement subscriptions at prices ranging from $0.05 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On August 13, 2003, we issued 155,000 shares of common stock under a private placement subscription at a price of $0.045 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On August 14, 2003, we issued 1,600,000 shares of common stock under a private placement subscription at a price of $0.10 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

         On September 3, 2003, we issued 1,000,000 shares of common stock under a private placement subscription at a price of $0.10 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following should be read in conjunction with the "Risk Factors" and the "Financial Statements" and the Notes thereto.

New Business Activities and Plan of Operations
----------------------------------------------

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

         During this fiscal year, we identified a new industry sector for us to focus our activities. Since February, 2003 we have pursued the design, manufacture, sale, licensing and distribution of equipment that extracts and purifies water from the atmosphere.

         The availability and safety of drinking water has become a global problem, in the United States as well as countless other areas of the world. Current attempts to meet this need have created a $7.1+ billion bottled water market, a $60+ Billion point-of-use water treatment industry, and wherever practical, incredibly expensive desalination plants with huge infrastructures and severe geographical restrictions. All of these methods require traditional sources of water and each has inherent weaknesses and disadvantages. Even existing municipal water systems experience repeated shortages and contamination problems.

         At any given moment the earth's atmosphere contains 4,000 cubic miles of water, which is just .000012% of the 344 million cubic miles of water on earth. Nature maintains this ratio by accelerating or retarding the rates of evaporation and condensation (the Hydrologic Cycle), irrespective of the activities of man. It is the sole source and means of regenerating wholesome water for all forms of life on earth.

         Man has been extracting water vapor from the air for generations. Most often it is intentional and the water collected is treated as wastewater, such as with dehumidifiers and air conditioners. The common mechanics include traditional refrigerant systems, but other technologies are available such as thermo-electrics (Peltier) and thermo acoustics.

         While all these technologies are used for extracting water vapor from the air and are common knowledge, the subsequent methods employed to produce potable water from tapping into nature's hydrologic cycle are unique and are patented in the USA and in other nations. The technology used in the AirWater Series of variously sized models is the result of 13 years of research and field-testing and involves many United States and a number of international patents.

         The AirWater System, regardless of the model size, sterilizes each drop of water within 5-6 seconds of its formation by exposure to ultra-violet light. UV light waves fracture the DNA strands within bacteria, virus, and other microorganisms, which kills them instantly.

         This sterilized water is then passed through a unique patented 1-micron activated carbon water filter. (The average size of bacteria is 5 microns). This filter removes any possible solid particles, toxic chemicals, volatile organics, and other contaminates as well as any odors, taste, or discoloration. This filtration is followed by a 2nd UV exposure and sterilization.

         The same bulb bathes the exit port, also patented, in UV light creating a sterile exit. The AirWater System maintains an enclosed sterile environment throughout its water treatment, from the first drop in to the last drop out -- into a water tank or removable container. It is imperative to any marketing success that this water be handled safely and aesthetically, which no other method can do.

         We have coupled this water extraction system with the photo voltaic systems developed by our wholly owned subsidiary, Millenium Electric T.O.U., Ltd., to create a self sustaining system. Our equipment, by combining these two technologies, has been of great interest to governmental and humanitarian organizations. Further, we have developed a unit specifically aimed at the boating and recreational vehicle industry.

         Millennium Electric TOU Inc., one of Israel's leading technology companies, is an enterprise focusing on practical applications of solar energy. Millennium is an expert in designing, developing, installing and providing solar energy related products and services. The sophisticated solar energy devices are economical, clean and an environment friendly source of energy/power with a wide variety of practical applications in many fields. Millennium's skills encompass planning, design, construction and installation services and applications not connected to the electric power grid. Millennium's fully computerized systems serve remote housing, villages, street lighting installations, computerized irrigation, communication and various military systems. The company's total system capabilities have been proven in large- scale projects performed for Israel's Ministries of Energy, Housing and Defense. The company's mission is to continue to design and establish solar systems for communities on a worldwide basis, based on the "MSS," a unique patented system that utilizes advanced photovoltaic and storage technology combined with flat-plate solar water collectors to provide electricity and hot air/water and air-conditioning for residential and industrial buildings. Being modular, the average basic system can provide from 1kw up to 100 Megawatt of useful power utilizing solar energy products and services, for a more economical, cleaner, and safer environment.

         With the acquisition of Millenium and the company's new industry focus, we have been able to obtain private placement funding to finance our activities in these fields. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors.

         The business of AirWater Corporation is that of extracting (drinkable) water from the air, the manufacturing of the machines and systems that facilitate this, and the global marketing and distribution of the patented technology, systems and products. We will pursue these activities with a focus on large scale government sales of the water from air technology and through Millenium, the sale of the technology and consulting on the implimentation and utilization of Photovoltaic solar systems.

Results of Operations
---------------------

         We did not generate any revenues during fiscal 2003 and 2002. However, our Peruvian subsidiary had revenues which are not reported as a result of a lack of cooperation from our subsidiary's management.

         On November 1, 2001, we signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc., a privately held Florida corporation which intended to develop and license themed internet cafes. On August 4, 2002, Hard Disc Caf, Inc. ceased all operations. All parties agreed to unwind the transaction. In connection with this transaction, we had advanced a total of $146,154 to Hard Disc Caf, Inc. Of this amount, we received $35,456 and accordingly we recorded a loss of $110,698 on these advances in 2002.

         General and administrative expenses totaled $1,583,931 in the fiscal year ended September 30, 2003 and $807,033 in the fiscal year ended September 30, 2002. The increase in expenses resulted from activities associated with the entrance into the air-water technology industry.

         General and administrative expenses for the fiscal years ended September 30, 2003 and 2002 were comprised of the following items:

                                                  2003             2002
                                              ----------        ----------

Abandoned acquisitions and fees               $  171,397        $        -
Consultants and outside services                 659,977           484,843
Depreciation                                       5,690            22,036
FCC licensing and site expenses                        -             1,338
Financing costs and fund raising expense         120,804             5,501
Legal expense                                    228,661            85,059
Miscellaneous and other expenses                  67,478            33,568
Professional fees                                136,154            91,570
Rent                                              27,650            37,462
Salaries                                               -            14,614
Travel                                            72,620            31,042
                                              ----------        ----------
                                              $1,490,431        $  807,033
                                              ==========        ==========

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2003 our total working capital was deficient in the amount of $1,390,556. This represents a $760,729 decrease over our September 30, 2002 deficiency of $2,151,285. Until revenues commence from the sale of our AirWater equipment, we will need to obtain funding from external sources to finance our current operations. We anticipate revenues in the second quarter of fiscal year September 30, 2004.

         Since we began operations, we have generated minor revenues and have incurred substantial expenditures and operating losses. In view of this fact, our auditors have stated in their report for the fiscal year ended September 30, 2003 and 2002 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we have and continue to negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital in the future, or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         On June 6, 2003, we defaulted on the January 6, 2003 12% notes in the amount of $60,000, which came due on that date. The holders of the Notes, who also hold a portion of the convertible debentures, did not take action to foreclose on the Notes. These notes have been included in a proposed negotiated settlement whereby the notes and the debentures will be converted into shares of common stock at a fixed conversion price.

         During the fiscal years ended September 30, 2003 and 2002, we received equity investments and advances of $1,054,577 and $383,291 respectively. These investments and advances were in the form of issuance of our common stock in various private placements.

Risk Factors
------------

-We will require additional capital in the short term to remain a going concern

         We will require short term outside investment on a continuing basis to finance our current operations and any expansion of activities. Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop our new revenue source, consummate acquisitions and develop other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2003 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating existing equity investments and new investments, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

-We may not be able to successfully market and develop the air from water systems required by the market we are focusing our sales efforts on. Governments and humanitarian organizations are subject to political influences which can change without notice. Needs, as defined by these groups, may also change. If we cannot design, build and modify the systems to meet with these changes, our marketing efforts may not be productive.

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

Other Matters
-------------

         Subsequent to September 30, 2003, a majority of the debenture holders have tentatively agreed to convert their holdings into shares of common stock at various amounts and under various terms. It is our intention to reach agreements with the debenture holders in order to equitize the outstanding debentures and associated interest on those debentures.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure required to be reported under this item.

ITEM 8A. CONTROLS AND PROCEDURES

         Our management carried out an evaluation pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During the period covered by this report on Form 10-KSB, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 30, 2003 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Michael J. Zwebner......   51    Chairman of the Board     November 2001-present
                                   and CEO
Curtis Orgil...........    51    CFO and Director          November 2001-present
Ramsey Sweis............   37    Director                  May 1998-present
Alexander Walker, Jr. ..   76    Director                  November 2001-present
Ami R. Elazari..........   51    Director                  October 2003-present


         Certain biographical information concerning the Directors and executive officers of the Company as of December 30, 2003 is set forth below. Such information was furnished by them to the Company.

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

         Ramsey Sweis has served as a Director since May, 1998. He has had extensive experience in management and in the product design industry. He has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation. In connection with those activities Mr. Sweis has developed designs between engineering, prototype models, tooling and vendor sources. Mr. Sweis resides in Roseville, Michigan. He currently operates a financial services company. From 1997 to 1999 Mr. Sweis served as a designer for Computer and Engineering Services of Auburn Hills, Michigan. From 1991 to 1997, Mr. Sweis was a design leader for Megatech Engineering of Warren, Michigan, contracted to General Motors of Warren, Michigan.

Director Compensation

         Directors do not have a plan of compensation for serving as directors, except that the following common stock grants were issued for the fiscal year ended September 30, 2003:

                         Number of
                           Shares
Name                      Granted
---------------       ---------------
Alex Walker, Jr.           500,000 - for legal services
Curtis Orgil               200,000 - for financial services

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with respect to the securities of our Company with the SEC and to furnish copies of these reports to our Company. We believe that during fiscal year 2003, Alex Walker, Ramsey Sweis and Curtis Orgil have not filed the required Form 4s.

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

         There are no employment agreements in force at September 30, 2003.

         The Company entered into a three year consulting agreement with Overseas Communications Limited on November 2, 2001, for the management and business advisory services provided by Mr. Michael Zwebner, Chairman and CEO of the Company. The Agreement calls for annual payments of $240,000, payable in cash or the Company's common stock. For the fiscal year ended September 30, 2003, the Company paid $80,000 in cash and issued 2,574,883 shares of common stock under this agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of December 30, 2003, by:

         o each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

         o        each of our directors; and

         o        all our directors and executive officers as a group.

         Applicable ownership is based on 106,123,070 shares of common stock outstanding as of December 30, 2003. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of December 30, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

         The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The number of shares column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of December 30, 2003. The number of options and warrants exercisable within 60 days of December 30, 2003 are listed in the shares issuable upon exercise of options or warrants column. The address of all directors and officers is care of Universal Communication Systems, Inc., 407 Lincoln Road, Suite 12F, Miami Beach, Florida 33139.

                                                                          Shares Issuable
Name of Named Executive Officer,           Number of     Percentage       Upon Exercise of
Director, or Beneficial Owner               Shares       Ownership      Options or Warrants
------------------------------               ------       ---------      -------------------
Michael J. Zwebner (3)                     4,977,910 (1)     4.7%                   0

Alexander Walker, Jr. (3)                    557,000           *                    0

Ramsey Sweis (3)                           1,723,970         1.6%               500,000

Curtis Orgil (3)                             251,000           *                    0

Ami R. Elazari   (3)                       2,200,000         2.1%

Executive Officers and Directors           9,709,880         9.1%
 as a Group - 5 individuals

Endeavour Capital                         10,506,184         9.9%             7,992,654 (2)
c/o Endeavour Advisors, Ltd.
P.O.B. 57116
Jerusalem 91570


-------------------------------------------
* Less than 1%

(1) Includes 23 shares beneficially held by Overseas Communications Limited, 534,014 shares beneficially held by Overseas Development Holdings Limited and 204,167 shares beneficially held by Port Universal.

(2) Represents shares convertible under convertible debentures held, but not more than 9.9% of total outstanding, as per provision of debentures.

(3) The address of each such person is c/o the Company, 407 Lincoln Rd., Ste 12F, Miami Beach, FL 33139


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing November 1, 2001, we engaged the services of the Chairman Michael Zwebner under a consulting agreement through Overseas Development Holdings Corporation, a foreign corporation. The annual payment is $240,000. Overseas Development Holdings Corporation is 33% owned by our Chairman.

         Alexander Walker, Jr., a Director and the Secretary of our company, is Chairman of the Board and a shareholder of Nevada Agency and Trust Company, our transfer agent since November 6, 2001. During the fiscal year ended September 30, 2003, we incurred fees aggregating $6,963 to Nevada Agency and Trust Company. In addition, 500,000 shares of common stock were issued to Mr. Walker as payment for legal services.

         Curtis Orgil, a Director and the Chief Financial Officer of our company, received 200,000 shares of common stock for his financial services.

         On June 12, 2002, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation ("CUC"), a privately held development stage Florida corporation in the business of providing and marketing prepaid "Stored Money Cards." The acquisition value is estimated at $3 million, subject to a third party independent valuation. Michael Zwebner, our Chairman and CEO is the president and a major stockholder of CUC. CUC has ceased its development activities, is currently inactive, and the acquisition has been abandoned.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
 (i)   3.1     Articles of Incorporation.

 (i)   3.2     Amendment to Articles of Incorporation

 (i)   3.3     Amendment to Articles of Incorporation.

 (i)   3.4     By-laws.

 (iv)  3.5     Amendment to Articles of Incorporation.

 (i)   4.1     Form of Certificate Evidencing shares of Common Stock of
               Universal Communication Systems, Inc.

 (i)   4.2     Convertible Unsecured Debenture for $740,000 issued by World
               Wide Wireless Communications, Inc. to Credit Bancorp.

 (ii)  10.11   World Wide Communications, Inc. Incentive Stock Option Plan

 (iii) 10.12   Agreement between Overseas Communication Limited and World Wide
               Wireless Communications, Inc.

       21.1    Subsidiaries

       31.1 Certification Pursuant to 18 USC Section 302 for Michael Zwebner.

       31.2 Certification Pursuant to 18 USC Section 302 for Curtis Orgil.

       32.1 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-
              Oxley Act of 2002 for Michael Zwebner.

       32.2 Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes-
              Oxley Act of 2002 for Curtis Orgil.

------------------

          (i) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

         (ii) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on December 15, 2000.

        (iii) Filed with Form 10-KSB for the period September 30, 2002.

         (iv) Filed with Form DEF14A on April 25, 2002.


    (b)  The following Form 8-K was filed during the fourth quarter.

         September 29, 2003, Item 2. Acquisition or Disposition of Assets. Reporting the completion of the acquisition of Millenium Electric T.O.U., Ltd, pursuant to a stock purchase agreement dated August 22, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until our Annual Report on Form 10-KSB for our first fiscal year ending after December 15, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2004.

                                      Universal Communication Systems, Inc.


                                      By:   /s/ MICHAEL ZWEBNER
                                            -------------------
                                            Michael J. Zwebner
                                            Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on January 13, 2004:


Signature                             Title                              Date
---------                             -----                              ----
/s/ MICHAEL J. ZWEBNER      Director, Chief Executive Officer,     January 13, 2004
----------------------      and Chairman of the Board (Principal
Michael J. Zwebner          Financial and Accounting Officer)

/s/ ALEXANDER WALKER JR     Director and Secretary                 January 13, 2004
-----------------------
Alexander Walker, Jr.

/s/ RAMSEY SWEIS            Director                               January 13, 2004
-----------------------
Ramsey Sweis

/s/ CURTIS ORGIL            Director and Chief Financial Officer   January 13, 2004
-----------------------
Curtis Orgil

/s/ AMI R. ELAZARI          Director                               January 13, 2004
-----------------------
Ami R. Elazari

               __________________________________________________


                      UNIVERSAL COMMUNICATION SYSTEMS, INC.
               __________________________________________________



                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2003

                     ______________________________________











                            REUBEN E. PRICE & COMPANY
                         PUBLIC ACCOUNTANCY CORPORATION

                      UNIVERSAL COMMUNICATION SYSTEMS, INC.
                           ___________________________


                                    CONTENTS



                                                                    PAGE
                                                                    ----

FINANCIAL STATEMENTS:

         Report of Independent Auditor                               F-2

         Consolidated Balance Sheet as of September 30, 2003         F-3

         Consolidated Statements of Operations for the Years Ended
         September 30, 2003 and 2002                                 F-4

         Consolidated Statements of Stockholders' Deficit for the
         Years Ended September 30, 2003 and 2002                     F-5

         Consolidated Statements of Cash Flows for the Years
         Ended September 30, 2003 and 2002                           F-6 - F-7

         Notes to Consolidated Financial Statements                  F-8 - F-22

                                                 REUBEN E. PRICE & CO.
REUBEN E. PRICE, C.P.A. (1904-1986)          PUBLIC ACCOUNTANCY CORPORATION                     MEMBERS
            ------                                  FOUNDED 1942                          AMERICAN INSTITUTE OF
RICHARD A. PRICE, C.P.A.                                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                  703 MARKET STREET
                                                SAN FRANCISCO, CA 94103                  SECURITIES AND EXCHANGE
                                                      --------                         COMMISSION PRACTICE SECTION
                                                  (415) 982-3556                       OF THE AMERICAN INSTITUTE OF
                                                FAX (415) 957-1178                     CERTIFIED PUBLIC ACCOUNTANTS
                                                                                                  ------
                                                                                           CALIFORNIA SOCIETY OF
                                                                                        CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Universal Communication Systems, Inc.

We have audited the accompanying consolidated balance sheet of Universal Communication Systems, Inc. and subsidiaries (the Company), as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows, for the years ended September 30, 2003 and 2002. The consolidated financial statements of Universal Communication Systems, Inc. and subsidiaries are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Universal Communication Systems, Inc. and subsidiaries, as of September 30, 2003 and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reuben E. Price & Co.
January 12, 2004

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                           Consolidated Balance Sheet


                                                                   September 30,
                                                                       2003
                                                                   ------------
                                     ASSETS
Current Assets:
   Cash & cash equivalents                                         $    144,682
   Accounts receivable, net                                             105,859
   Note receivable                                                      116,782
   Inventory                                                              4,900
   Prepaid expenses                                                      35,185
                                                                   ------------
        Total Current Assets                                            407,408
                                                                   ------------
Fixed Assets:
   Furniture and equipment                                               65,786
   Less: Accumulated depreciation                                        22,527
                                                                   ------------
        Total Fixed Assets, Net                                          43,259
                                                                   ------------
Other Assets:
   Intangibles                                                          606,714
   Deposits                                                               4,600
                                                                   ------------
       Total Other Assets                                               611,314
                                                                   ------------
            Total Assets                                           $  1,061,981
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                                   $    344,746
   Line of credit                                                        25,721
   Accounts payable                                                   1,142,332
   Accrued expenses                                                     180,489
   Due to officer                                                        11,368
   Due to other related parties                                          93,308
                                                                   ------------
       Total Current Liabilities                                      1,797,964
Long-term Liabilities:
    Convertible debentures                                            4,446,996
                                                                   ------------
            Total Liabilities                                         6,244,960
                                                                   ------------
Commitments and Contingencies                                                --
                                                                   ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share , 10,000,000 shares
       authorized, no shares Issued and outstanding                          --
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 76,911,053 shares
       issued and outstanding                                            76,911
   Additional paid-in capital                                        26,126,640
   Accumulated deficit                                              (31,453,282
   Capital stock subscriptions                                           66,752
                                                                   ------------
       Total Stockholders' Deficit                                   (5,182,979)
                                                                   ------------
             Total Liabilities and Stockholders' Deficit           $  1,061,981
                                                                   ============



   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations

                                                            For the Year Ended
                                                               September 30,

                                                            2003            2002
                                                        ------------    ------------
Operating Expenses:
    Sales and marketing                                 $    151,804    $         --
    Product development                                       62,333              --
    General and administrative                             1,490,431         807,033
    Impairment losses                                             --         128,706
                                                        ------------    ------------
        Total Operating Expenses                           1,704,568         935,739
                                                        ------------    ------------
Other Income / (Expense):
    Interest and dividend income                                  --              --
    Interest (expense)                                      (200,256)       (334,953)
                                                        ------------    ------------
        Total Other Expense                                 (200,256)       (334,953)
                                                        ------------    ------------
Net Loss                                                $ (1,904,824)   $ (1,270,692)
                                                        ============    ============

Basic and Diluted Net Loss per Common Share             $      (0.07)   $      (5.54)
                                                        ============    ============

Basic and Diluted Weighted Average Shares Outstanding     26,758,511         229,239
                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATIONS SYSTEMS, INC. & SUBSIDIARIES
                       Statements of Stockholders' Deficit
                 For the Years Ended September 30, 2003 and 2002

                                                                                                      Accumulated
                                              Common Stock             Additional                        Other
                                        ---------------------------      Paid-in      Accumulated    Comprehensive       Total
                                           Shares         Amount         Capital        Deficit          Income         Deficit
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2001                  137,993   $        137   $ 19,713,954    $(28,158,732)   $   (119,034)   $ (8,563,675)
Eliminate foreign currency adjustment             --             --             --         (19,034)        119,034              --
                                                                                                      ============
                                                                                                      Capital Stock
                                                                                                      Subscriptions
                                                                                                      -------------
Common stock issued in private
    Placement between $3.00
    and $5.00 per share                       45,254             45        173,455              --              --         173,500

Conversion of debentures
    for common stock between
    $0.50 and $4.00 per share              4,898,636           4899      2,611,537              --              --       2,616,436

Common stock issued for services
    at $0.20 and $15.00 per
    share                                    584,011            584        572,903              --              --         573,487

One for one thousand  reverse
    Split, Fractional shares
    Adjustment                                 2,096              3             (3)             --              --              --

Common stock issued in escrow
    to secure debt                           300,000            300           (300)             --              --              --

Net loss for the fiscal year
    Ended, September 30, 2002                     --             --             --      (1,270,692)             --      (1,270,692)
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2002                5,967,990          5,968     23,071,546     (29,548,458)             --      (6,470,944)

Common stock issued in private
    placements between $0. 253
    and $1.000 per share                  18,430,211         18,430      1,036,147              --              --       1,054,577

Conversions of debentures
    for common stock between
    $0.0253 and $0.1275 per
    share                                 23,486,734         23,487        693,578              --              --         717,065

Common stock issued for services
    between $0.04 and $ 0.12 per
    share                                 16,008,770         16,009        888,386              --              --         904,395

Common stock issued for purchase
    of subsidiary at $.05 per
    share                                  5,000,000          5,000        245,000              --              --         250,000

Common stock issued for non-cash
    Investments in patent rights
    at of $0.05 per share                  4,000,000          4,000        196,000              --              --         200,000

Common stock issued between
    $0.033 and $1.00 per share
    in escrow, not paid                    4,017,451          4,017         (4,017)             --              --              --

Capital stock subscription deposits               --             --             --              --         160,252         160,252

Receivable for stock issued                       --             --             --              --         (93,500)        (93,500)

Net loss for the fiscal year
    ended, September 30, 2003                     --             --             --      (1,904,824)             --      (1,904,824)
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2003               76,911,055   $     76,911   $ 26,126,640    $(31,453,282)   $     66,752    $ (5,182,979)
                                        ============   ============   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                      For the Year Ended
                                                                         September 30,
                                                                      2003          2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                      $(1,904,824)   $(1,270,692)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
     Common stock issued for services                                 904,395        573,485
     Impairment loss                                                       --        128,706
     Depreciation and amortization expense                              6,638         22,036
     Interest payable added to principal of debentures                154,197        246,341
     Interest payable added to principal of note payable               30,509             --
     Loss on write down of assets                                          --        190,066
    Changes in operating assets and liabilities:
     (Increase) in inventory                                           (4,900)        48,991
     (Increase) in accounts receivable                               (105,859)            --
     (Increase) in prepaid and other                                  (85,249)        (4,600)
     Increase (Decrease) in accrued expenses and
     accounts payable                                                  86,902       (343,459)
                                                                  -----------    -----------

     Net Cash (Used) by Operating Activities                         (918,191)      (409,126)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of patent rights                                       (100,000)            --
     Purchase of fixed assets                                         (38,610)        (1,917)
     Note receivable                                                 (116,782)            --
     (Increase) Decrease in advances to related parties                35,456        (35,456)
                                                                  -----------    -----------

     Net Cash (Used) by Investing Activities                         (219,936)       (37,373)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of short term notes                                     60,000             --
      Proceeds of line of credit                                       25,721             --
      Proceeds from the issuance of senior secured
          convertible debentures, net                                      --        240,000
      Proceeds from issuance of common stock                        1,054,577        173,500
      Proceeds of capital stock subscriptions                         160,252             --
           Increase (Decrease) in advances from related parties       (18,615)        29,791
                                                                  -----------    -----------

     Net Cash Provided by Financing Activities                      1,281,935        443,291
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                           143,808         (3,208)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                874          4,082
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                $   144,682    $       874
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                           For the Year Ended
                                                                               September 30,
                                                                             2003         2002
                                                                          ----------   ----------
CONTINUED:
SUPPLEMENTAL DISCLOSURES OF CASH:
     Interest paid                                                        $       --   $       --
     Income taxes paid                                                    $       --   $       --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Interest accrued on debentures, added to the
       principal of the debentures                                        $  154,197   $  246,341
     Interest accrued on note payable added to the
       principal of the note                                              $   30,509   $       --
     Debentures converted to capital stock                                $  717,065   $2,616,436
     Capital stock issued in acquisition of subsidiary                    $  250,000   $       --
     Capital stock issued in acquisition of patent rights                 $  200,000   $       --


   The accompanying notes are an integral part of these financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES

         Background
         ----------

         The Company and its subsidiaries are actively engaged in developing and marketing solar energy systems, and systems for the extraction of drinkable water from the air. Consolidated subsidiaries include wholly-owned subsidiaries AirWater Corp, AirWater Patents Corp, Millennium Electric T.O.U. Ltd, and Solar One Inc, as well as majority-owned Solar Style Ltd.

         Digital Way, Peru
         -----------------

         The Company owns 27% of Digital Way, S.A., a Peruvian telecommunications company. The Company treats Digital Way as an unconsolidated investment. The investment is fully impaired.

         Hard Disc Cafe, Inc.
         --------------------

         On November 1, 2001, The Company signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc., a privately held Florida corporation wholly owned by an officer of the Company. It intended to develop and license themed internet cafes. During 2002, it ceased all operations. All parties agreed to unwind the transaction. In connection with this transaction, the Company had advanced a total of $146,154 to Hard Disc Cafe, Inc. Of this amount, the Company received $35,456 and accordingly it recorded a loss of $110,698 on these advances in 2002.

         Card Universal Corporation, Inc.
         --------------------------------

         During fiscal 2003, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation, Inc.(CUC), a privately held development-stage Florida corporation of which an officer of the Company was CEO and a major shareholder. It was developing the business of providing and marketing prepaid "Stored Money Cards". CUC has ceased its development activities, is currently inactive, and the acquisition has been abandoned.

         CinemaElectric
         ---------------

         During fiscal 2003, the Company agreed to acquire CinemaElectric, a Los Angeles based multimedia messaging service company. On August 12, 2003, the Company released CinemaElectric from the agreement, in exchange for 10% of CinemaElectric's stock, which is yet to be received.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES (continued)

         AirWater systems
         ----------------

         On March 21, 2003, the Company licensed exclusive worldwide rights to patents held by J.J. Reidy & Co, relating to a water production/generation system, for a period of not less than 10 years. In connection with the licensing, the Company created two wholly-owned subsidiaries: AirWater Corp, to produce and market the systems, and AirWater Patents Corp, to hold the Company's licensed patent rights. The Company paid $100,000 cash and 4 million shares of Company stock valued at $200,000. Additionally, the license agreement requires royalty payments of 5-7% of gross water system sales, with minimum royalty payments of $10,000 monthly beginning November 2003.

         The $300,000 acquisition cost is included in Intangibles.

         Millennium Solar Systems
         ------------------------

         On September 29, 2003, the Company completed an agreement to purchase 100% of the stock of Millennium Electric T.O.U. Ltd (Millennium), an Israeli company specializing in the development and installation of solar power systems worldwide. Terms included an initial transfer of 5 million shares of Company stock, valued at $250,000, with options for the sellers to purchase an additional 22 million shares at various exercise prices, ranging from $0.05 to $0.39 per share, to be granted under various conditions related to certain future events and future Company performance standards.

         The Company's purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, for which no impairment has been recognized. No amortization is recorded in the year ended September 30, 2003.

         A new wholly-owned US subsidiary, Solar One, Inc, was created by the Company to market the solar systems. As of September 30, 2003, it was inactive, with no assets or liabilities.

         Millennium's assets and liabilities are included in the Company's consolidated balance sheet at September 30, 2003. However, Millennium's results are not included in the Company's consolidated statements of operations, stockholders' deficit, or cash flows.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES (continued)

         Millennium Solar Systems (continued)
         ------------------------------------

         The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2001:

            For the years ended September 30:       2003               2002
                                                -----------        -----------
         Revenues                               $   162,066        $   136,814
         Expenses                                 2,096,736          1,364,838
                                                -----------        -----------
         Net (Loss)                             $(1,934,670)       $(1,228,024)
                                                ===========        ===========
         Basic & Diluted Loss per Share         $     (0.07)       $     (5.36)
                                                ===========        ===========

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Reverse Stock Split
         -------------------

         The Company completed a one-for-one-thousand reverse stock split on August 23, 2002. All share and per share information reflects this reverse stock split.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at cost. Intercompany transactions are eliminated.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                           Fiscal Year Ended
                                                             September 30,
                                                          2003           2002
                                                          ----           ----
         Net loss                                   $   (1,998,324)   $(1,270,692)
                                                    ==============    ===========

         Weighted average number of common shares       26,758,511        229,239
                                                    ==============    ===========
         Basic and diluted loss per share           $        (0.07)   $     (5.54)
                                                    ==============    ===========

         Cash Equivalents
         ----------------

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federal insured limits.

         Inventory
         ---------

         Inventory is stated at the lower of cost (determined using the "first-in, first-out" method) or market. Inventory write-offs are provided to cover risks arising from slow-moving items or obsolescence.

         Fixed Assets
         ------------

         Furniture, fixtures and equipment are depreciated over their estimated useful lives of 3 to 15 years, using the straight-line method of depreciation.

         Long-Lived Assets
         -----------------

         The Company reviews its long-lived assets on a quarterly basis to determine any impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144. This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Fair Value of Financial Instruments
         -----------------------------------

         For cash, cash equivalents, other assets, accounts payable, and accrued expenses, the carrying amounts represent their fair market value. The carrying amount of the debentures payable approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

         Segment Information
         -------------------

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The Company has no reportable operating segments for the years ended September 30, 2003 and 2002.

         Comprehensive Income and Foreign Currency Translation
         -----------------------------------------------------

         The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The financial statements of the Company's foreign subsidiaries are measured using the U.S. dollar as the functional currency. Where there are foreign currency transactions, assets and liabilities are translated at exchange rates as of the balance sheet date and revenues and expenses were translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments were recorded as a separate component of stockholders' equity.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be Universal Communication Systems, Inc. and Subsidiaries Notes to the Consolidated Financial Statements September 30, 2003

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------

         applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.


NOTE 3 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $31,546,782 at September 30, 2003. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management has modified its business plan and is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems. The Company needs to secure additional capital through sales of common stock. There is no assurance that management will be successful in its efforts to raise additional capital.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         Litigation (continued)
         ----------------------

         During 1999, the Company borrowed $740,000 from Credit Bancorp. Also in 1999, the Company filed suit against Credit Bancorp in US District Court in San Francisco, regarding improprieties. The case was settled in 1999, with the $740,000 loan converting to a $740,000 convertible debenture. In 2000, Credit Bancorp's receiver agreed to convert the debenture into 482 shares of the Company's stock. A new receiver has been appointed to administer the affairs of Credit Bancorp. The Company has been informed that the appointed receiver denies that such a conversion request was made, and the Company may be subject to further liability. As of September 30, 2003, no shares had been issued. Management believes that the resolution of these matters will not have a material effect on the Company's financial statements.

         On April 19, 2001, the Company was served with a complaint alleging unjust enrichment and a violation of California Business and Professions Code by Broad Horizons, Inc., a Florida corporation. The complaint stems from allegations that the Company improperly received monetary benefits from the Company's intended acquisition of Comunicacoes 100Fio, Ltda, a Brazilian corporation, and the Company's subsequent relations with Luis Cuza, a former vice-president and director of Broad Horizons, Inc., and a former member of the Company's board of directors. The Company denies the allegations and believes that the resolution of this matter will not have a material effect on the Company's financial statements.

         In fiscal 2003, Electric & Gas Technology Inc (ELGT) filed suit against the Company in Federal District Court in Texas, alleging patent infringement and other claims regarding the Company's AirWater products. This suit was dismissed without prejudice, for venue/jurisdictional reasons. It is not yet clear whether ELGT will re-file in another jurisdiction. The Company has counter-sued ELGT for defamation and patent infringement, which case is still pending. Management believes that the resolution of these matters will not have a material effect on the Company's financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         Operating Leases
         ----------------

         During 2003, the Company converted the lease of its Miami executive and administrative offices to a month-to-month basis. The Company's Millennium subsidiary in Israel rents facilities under non-cancelable operating leases for periods ending in 2005, and also leases a car under a 36-month lease commencing October 2003.

         Future minimum lease payments required under these leases are as follows at September 30, 2003:

                       Fiscal year
                       Ending September 30,
                       --------------------

                             2004               $  73,692
                             2005                  68,677
                             2006                  13,512
                                                ---------
                                                $ 155,881
                                                =========

         Management Agreement
         --------------------

         The Company entered into a three year consulting agreement with Overseas Communications Limited ("Overseas") on November 2, 2001, for the management and business advisory services provided by Mr. Michael Zwebner, Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal years ended September 30, 2003 and 2002, the Company paid $51,000 and $20,000 in cash, respectively, and issued 3,160,742 and 365,966 shares of common stock, respectively, under this agreement. Mr. Zwebner is a shareholder of Overseas.

         Settlement Agreement
         --------------------

         As described more fully in Note 9, below, the Company has entered into a settlement agreement with the Andrew Corporation, formerly a major supplier to the Company. The related note payable for $300,000 is due and payable on April 15, 2004, and is secured by 300,000 shares of the Company's stock. In the event that the $300,000 is not paid when due, and if the security's value does not equal or exceed $300,000 at that time, then the original balance of $1,400,000 will again be due and payable.

         Because there was no stated interest, $15,254 was calculated as imputed interest, with $284,746 recorded as part of Notes Payable.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         Consultant Agreements
         ---------------------

         In September 2003, the Company entered into two consulting agreements. The remaining contingent obligations on these agreements at September 30, 2003 totals $114,000.

NOTE 5 - STOCKHOLDERS EQUITY

         On May 21, 2002, stockholders approved a measure to increase the number of authorized common shares from 300 million to 800 million, and to authorize 10 million preferred shares.

         The Company's Board of Directors approved a one-for-one-thousand reverse stock split, effective August 23, 2002. Fractional shares were rounded up to the next share. All share and per share information reflects this reverse stock split.

         During the fiscal year ended September 30, 2003, the Company sold 18,430,259 shares of its common stock for net cash proceeds of $1,054,577. The Company issued 23,486,734 shares of common stock in conversion of outstanding debentures for an aggregate value of $717,065. The Company also issued 16,008,770 shares of its common stock for services at an aggregate value of $904,395. Stock issued for services was at the reported market price for the shares at the time of issuance.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 6 - INCOME TAXES

         A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                                                Fiscal years ended September 30,
                                                                     2002                      2003
                                                            Amount           %         Amount          %
                                                            ------          ---        ------         ---
            Computed income tax benefit at statutory      $  447,000         34 %     $ 656,000        34 %
            rate
            Tax benefit reserved for doubtful valuation     (447,000)       (34)%      (656,000)      (34)%
                                                          ----------                  ---------
            Income tax benefit                               None                        None
                                                             ----                        ----


         At September 30, 2002, the Company had a net operating loss carry forward for federal tax purposes of approximately $29,300,000 which, if unused to offset future taxable income, will expire between the years 2011 to 2023. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

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

         Significant components of the Company's deferred tax assets are as follows:

                                               2002                 2003
                                               ----                 ----
         Net operating loss carryforwards   $ 28,000,000       $ 29,300,000

         Valuation allowance                 (28,000,000)       (29,300,000)
                                            ------------       ------------
         Net deferred tax assets                None               None
                                                ====               ====

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 7 - STOCK OPTION PLANS

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

         Combined transactions in non-employee options for the fiscal years ended September 30, 2003 and 2002 are as follows:

                                                         2003                      2002
                                                         ----                      ----
                                                              Average                     Average
                                               Number of      Exercise     Number of     Exercise
                                                Shares         Price        Shares         Price
                                                -------      ---------      -------      ---------
         Options outstanding October 1          251,400      $   95.00      251,400      $   95.00
         Granted                                     --             --           --             --
         Cancelled/Expired                          250          95.00           --             --
         Exercised                              250,000          95.00           --             --
                                                -------      ---------      -------      ---------
         Options outstanding, September 30        1,150      $   95.00      251,400      $   95.00
                                                =======      =========      =======      =========

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 7 - STOCK OPTION PLANS (continued)

         Combined transactions in employee options for the fiscal years ended September 30, 2003 and 2002 are as follows:

                                                             2003                   2002
                                                             ----                   ----
                                                                  Average                 Average
                                                    Number of    Exercise   Number of     Exercise
                                                     Shares       Price       Shares       Price
                                                     -----      ----------     -----      -------
              Options outstanding October 1          6,300      $   602.00     6,300      $602.00
              Granted                                    0               0         0            0
              Cancelled/Expired                          0               0         0            0
              Exercised                              3,250          602.00         0            0
                                                     -----      ----------     -----      -------
              Options outstanding, September 30      6,300      $   602.00     6,300      $318.00
                                                     =====      ==========     =====      =======

         The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have been recognized for these plans in 2003 or 2002. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, no compensation costs would have been recognized inasmuch as no options were granted under these plans.

NOTE 8 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES

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

         In July 2003, an individual purchased a 4% Convertible Debenture with a principal amount of $100,000 from an existing bondholder. As part of the transaction, the Company issued ti him a new debenture which allows its conversion at any time into 14,000,000 freely transferable shares of the Company's stock.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 8 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES (continued)

         Commencing on February 5, 2002 through September 30, 2002, debenture holders exercised their option to convert $2,492,885 of 4% debentures and $123,551 of 8% debentures into 4,898,636 shares of common stock.

         During the fiscal year ended September 30, 2003, debenture holders exercised their option to convert $717,065 of 4% debentures into 23,486,734 shares of common stock.

         The maturities of long-term debt are shown in the following table:

                      Due in 2004                                          --
                      Due in 2005                                   4,446,996
                                                                  -----------
                                                                  $ 4,446,996
                      Less current maturities                              --
                                                                  -----------
                      Total long term                             $ 4,446,996
                                                                  ===========

NOTE 9 - SETTLEMENT AGREEMENT AND NOTE PAYABLE

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

         Because there was no stated interest, $15,254 was calculated as imputed interest, with $284,746 recorded as part of Notes Payable.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 10 - RELATED PARTY TRANSACTIONS

         Company CEO Michael Zwebner was the majority shareholder of Hard Disc Cafe, Inc (HDC), with which the Company entered into a letter of intent to acquire HDC, as discussed in Note 3 above.

         Mr. Zwebner was also the majority shareholder of Card Universal Corporation, Inc., with which the Company entered into a letter of intent to acquire Card Universal, as discussed in Note 3 above.

         Mr. Zwebner has also advanced certain funds to the Company, of which $11,368 was outstanding to him at September 30, 2003. As noted in Note 4, Mr. Zwebner is also a shareholder of Overseas Communications Limited, with which the Company has a management agreement.

         During fiscal 2003, the Company paid $6,963 to its stock registrar, The Nevada Agency and Trust Company (NATCO). Alexander Walker, Jr, the Company's Corporate Secretary and a Director, is the Chairman and a shareholder of NATCO. Mr. Walker also received 500,000 shares of the Company's stock as compensation for legal services.

         Mr. Curt Orgil, the Company's Treasurer and a Director, received 200,000 shares of the Company's stock as compensation for financial services.

NOTE 11 - PRODUCT DEVELOPMENT COSTS

         The Company does not capitalize costs for improvement or refinement of existing products. Product development expenses charged against earnings were $62,333 in the fiscal year ended September 30 2003.

NOTE 12 - INTANGIBLES

         Intangibles consist of $300,064 of goodwill allocated to patents, related to the Millennium acquisition (see Note 1), and $306,650 of patent costs, $300,000 of which relates to the acquisition of the AirWater patent licenses from J.J. Reidy (also see Note 3), and $6,650 of which relates to the Company's distributed wireless call processing system.

NOTE 13 - SUBSEQUENT EVENTS

         On December 15, 2003, the Company tentatively agreed to acquire GiraSOLAR BV, a Dutch holding company with 2 subsidiaries, Stroomwerk Energy and Solar Service Buro, both involved in the photo voltaic solar industry. The Company is in the process of conducting its due diligence in connection with this proposed acquisition.