Form 10QSB
period 2003-12-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-02-23
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003
                                ------------------

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


                                MICHAEL J. ZWEBNER
                             407 Lincoln Rd, Suite 12F
                              Miami Beach, FL 33139
                             -----------------------
                    (Address of principal executive offices)

                                 (305) 672-6344
                           (Issuer's telephone number)


                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of February 14, 2004
         -----                      -----------------------------------

Common Stock, $.001 par value                    125,031,613

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Balance Sheet - September 30, 2003 and
            December 31, 2003                                                3

            Statement of Operations for the three months
            Ended December 31, 2003 and 2002                                 4

            Statement of Cash Flows for the three months
            Ended December 31, 2003 and 2002                                 5

            Notes to the Financial Statements
            December 31, 2003                                                6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                11


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                12

   Item 2.  Changes in Securities                                            13

   Item 3.  Defaults Upon Senior Securities                                  13

   Item 4.  Submission of Matters to Vote of Security Holders                13

   Item 5.  Other Information                                                13

   Item 6.  Exhibits and Reports on Form 8-K                                 13

   Item 7.  Signatures                                                       14

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              Universal Communication Systems, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                               December 31        September 30,
                                                                  2003                2003
                                                               (unaudited)
                                                               ------------       ------------
                                     ASSETS
Current Assets:
   Cash & cash equivalents                                     $    117,561       $    144,682
   Accounts receivable, net                                          36,986            105,859
   Note and other receivable                                        339,211            116,782
   Inventory                                                         21,325              4,900
   Prepaid expenses                                                  39,064             35,185
                                                               ------------       ------------
        Total Current Assets                                        554,147            407,408
                                                               ------------       ------------
Fixed Assets:
   Furniture and equipment                                          148,387             65,786
   Less: Accumulated depreciation                                    22,858             22,527
                                                               ------------       ------------
        Total Fixed Assets, Net                                     125,529             43,259
                                                               ------------       ------------
Other Assets:
   Intangibles                                                      606,650            606,714
   Deposits                                                          19,206              4,600
                                                               ------------       ------------
       Total Other Assets                                           625,856            611,314
                                                               ------------       ------------
            Total Assets                                          1,305,532       $  1,061,981
                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                               $    352,373       $    344,746
   Line of credit                                                    41,662             25,721
   Accounts payable                                               1,172,076          1,142,332
   Accrued expenses                                                 306,158            180,489
   Due to officer                                                    78,239             11,368
   Due to other related parties                                           -             93,308
                                                               ------------       ------------
       Total Current Liabilities                                  1,950,508          1,797,964
Long-term Liabilities:
    Convertible debentures                                        3,916,513          4,446,996
                                                               ------------       ------------
            Total Liabilities                                     5,867,021          6,244,960
                                                               ------------       ------------
Commitments and Contingencies                                            --                 --
                                                               ------------       ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share , 10,000,000 shares
       authorized, no shares Issued and outstanding                      --                 --
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 106,039,736 and 76,911,053
       shares issued and outstanding                                106,040             76,911
   Additional paid-in capital                                    27,423,029         26,126,640
   Accumulated deficit                                          (32,217,619)       (31,453,282)
   Capital stock subscriptions                                      127,061             66,752
                                                               ------------       ------------
       Total Stockholders' Deficit                               (4,561,489)        (5,182,979)
                                                               ------------       ------------
             Total Liabilities and Stockholders' Deficit       $  1,305,532       $  1,061,981
                                                               ============       ============

                  See notes to condensed financial statements.

                     Universal Communication Systems, Inc. & Subsidiaries
                        Condensed Consolidated Statements of Operations
                                            UNAUDITED


                                                 Three Months                        Three Months
                                              Ended December 31,                   Ended December 31,
                                                    2003                                 2002
                                              -----------------                   ------------------
Revenue and other income                      $         177,276                   $                -
Cost of goods sold                                      (14,572)                                   -
                                              -----------------                   ------------------
Gross profit                                            162,704                                    -

Operating expenses
    Sales and Marketing                                 244,649                                    -
    Product Development                                  95,904                                    -
    General and Administrative                          496,536                              179,899
                                              -----------------                   ------------------
Operating income (loss)                                (674,385)                            (179,899)

Interest income (expense)                               (39,863)                             (49,888)
                                              -----------------                   ------------------


Net loss                                      $        (714,248)                  $         (229,787)
                                              =================                   ==================

Basic And Diluted Loss Per
Share                                         $          (0.008)                  $           (0.034)
                                              =================                   ==================

Basic and Diluted Weighted
Average Shares Outstanding                           91,475,396                            6,835,651
                                              =================                   ==================

                  See notes to condensed financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                        Condensed Statement of Cash Flows
                                    UNAUDITED

                                                                        For the             For the
                                                                     Three Months         Three Months
                                                                         Ended               Ended
                                                                       December 31,        December 31,
                                                                         2003                 2002
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $        (714,248)   $       (229,787)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                                   1,796               1,422
       Interest payable added to principal of
       debentures                                                             34,066              39,758
       Interest added to principal of note payable                             7,627               7,627
       Stock issued for services                                             241,764             104,280
    Changes in operating assets and liabilities:
       (Increase) in prepaid and other                                        (3,879)                  -
       Decrease in accounts receivable                                        68,873                   -
       (Increase) in note receivable                                        (222,429)                  -
       (Increase) in inventory                                               (16,425)                  -
       Increase in note payable                                                7,627                   -
       Increase in line of credit                                             15,941                   -
       Increase in accrued expenses                                          125,669               3,746
       Increase in accounts payable                                           29,744              14,077
       (Decrease) in due to related entities                                 (26,437)             50,775
       Other                                                                  22,626                   -
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                              (427,685)             (8,102)
                                                                   ------------------   -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Decrease in advances from related parties                                   -               7,501
       Purchase of fixed assets                                              (82,601)                  -
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                               (82,601)              7,501
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common stock                             483,165                   -
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                             483,165                   -
                                                                   ------------------   -----------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (27,121)               (601)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                   144,682                 874
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                               $         117,561    $            273
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                               $               -    $              -
       Income taxes paid                                           $               -    $              -

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                             $       34,066       $ 39,758

                  See notes to condensed financial statements.

                 Universal Communication Systems, Inc. and Subsidiaries
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2003.

               The balance sheet at September 30, 2003 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

               Background

               The Company is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems.

               Reverse Stock Split

               The Company completed a one-for-one-thousand reverse stock split on August 23, 2002. All share and per share information reflects this reverse stock split.

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and as such, there is substantial doubt as to the Company's ability to continue as a going concern. The Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2003 and 2002, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

     We are currently focusing our operations on the design, manufacture and sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market and that the market will respond to our product line.

BUSINESS AND ORGANIZATION

     Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2002, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities.

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

     Since June of 2003, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. The result of this search has concluded with manufacturing and licensing agreements with entities in Israel and Brazil, and more recently in Australia. We have now embarked on a worldwide sales and marketing program.

NEW PRODUCTS

     In line with our new business plans, AirWater contracted engineers and product development experts to both enhance existing technologies, and to develop new systems and applications. In this regard, the company announced on October 23, 2003 that it had developed a new special Multi Head Dispenser Air to Water system for the marine and Boating industry.

INTERNATIONAL SALES AND MARKETING

     As a result of marketing and sales efforts, the company secured an invitation issued by the Government of Gabon in Africa, to attend meetings in the capital Libreville, in order to explore the possibility of setting up a local manufacturing and or assembly plant there for local production of AirWater machines. Negotiations continue in this regard.

     Since the company started marketing AirWater Machines and Systems, we have made inroads into many international markets. Sample machines have been shipped to Mexico, Los Angeles, Huntsville, Brazil, France, Cameroon, Australia, China, Switzerland, Jordan, Iraq, etc. Several orders for machines have been secured, and more are expected.

     The company is concentrating its sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to aid agencies the world over. The company has entered into numerous agreements with sales and marketing corporations, agencies and local entities, located all over the world. The company has realized that because of the complexity of the product, the sales cycle of the Air Water products and systems are somewhat longer that was previously expected. However, management remains confident that large international orders for the machines will commence and flow in 2004.

     As part of ongoing product development and production, the company has secured an agreement with local manufacturers of De-Humidifiers and Air Conditioners in Sao Paulo Brazil. Currently the company is co-operating with the Brazilians and the first prototypes have been produced.

     As a result of the company's efforts and activities, the AirWater Machines will now be made in Brazil, Israel and Australia. This will allow the company to offer faster and more efficient sales and deliveries.

OVERSEAS LICENSES

     On November 20, 2003, Millennium Electric TOU Limited, a wholly owned subsidiary of UCSY, entered into a memorandum of understanding and Licensing Agreement with a local Brazilian company Heliotek, to license the manufacture of Multi Solar System Photo Voltaic Solar Panels in that country.. The License calls for a one time license payment of $200,000 with Royalty residuals of between 5 and 10 percent on all manufactured and sold products. Negotiations continue in this regard. It is expected that the conclusion of this agreement will be done by end of Quarter 1 of fiscal year ending September, 2004, with revenues flowing in Quarter two.

     On December 15, 2003, we entered into a licensing transaction with an Australian Group for the manufacture and or assembly of AirWater machines and PV Solar Panels in Australia. This transaction, as with the Brazilian agreement, secured a one time license payment of $200,000 with Royalty residuals of between 5 and 10 percent on all manufactured and sold products. Negotiations continue in this regard. It is expected that the conclusion of this agreement will be done by end of Quarter 1 of fye 2004, with revenues flowing in Quarter 2 of the same period. In early January, 2004, the company received a first installment payment of $10,000 pursuant to this agreement.

LISTING ON FOREIGN EQUITIES EXCHANGE

     On December 1, 2003, the company obtained a listing on the Berlin Exchange in Germany. The company was allocated a trading symbol UCV. By the end of December, no trading had yet been generated in this new market. Subsequent to this, we have engaged the services of the Geneva Group, an entity with expertise in marketing and corporate promotions, to bring to the German investor an awareness of our business, as well as an awareness of our stock listing in the German exchange. It is expected that active trading on the Berlin Exchange will commence around the end of February, 2004.

OVERSEAS OFFICES.

     In line with marketing and sales needs of AirWater and PV Solar Products, we have opened operational offices in Geneva Switzerland and Paris France. In addition, we have set up representation in Mexico, Brazil, Morocco, China, and in several countries in Africa. Further, through our subsidiary Solar One Corporation, we have set up offices in Baltimore, Maryland for the sales and marketing of Solar Products and Systems.

ACQUISITIONS

     On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. This Dutch group is composed of two separate operating subsidiaries, with projected combined sales in excess of $25 million.

     On December 15, 2004, we concluded negotiations for the acquisition of GIRASOLAR BV. Management of GIRASOLAR has indicated that their company has had operating revenues of about EUR 20 million, (about $25 million US) in fiscal 2003, with an operating profit of about $800,000. The company is currently doing its due diligence and legal preparatory work, in anticipation of closing the acquisition by the end of March 2004.

NEW PRODUCT  LIFESAVER

     We announced the company's new innovative product the LIFESAVER, the world's first PV Solar Energy powered AirWater Machine. Recognizing the lack of adequate electric or other power in certain areas of the world that have shown serious interest in the AirWater machines, the company has developed a system wherein the AirWater Machine will operate solely from Electric Energy generated by PV Solar Panels. We are producing new promotional literature, along with sales and marketing brochures. Following completion of technical and safety testing of the product and system, sales of this unique product will commence in Quarter 2 2004.

LITIGATION

     On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas. Their press release stated that we had infringed on their patents. Counsel has advised us that the claims lack substance. On November 24, 2003, the court granted our motion for dismissal due to lack of Texas jurisdiction. ELGT has similar suits filed against other companies in the same industry. We have filed counter claims relating to Patent Infringement in the US District Court of Southern Florida, disputing ELGT's claims of patent infringement and as a result of statements made by ELGT, we have filed a Defamation and Libel claim for $118 million in damages for false, defamatory and libelous statements. In early December, ELGT issued a false press release in relation to the ongoing litigation cases. The company responded with its own press release, detailing factual responses, backed up by official court orders.

     As a result of the failure of ELGT to properly comply with the court orders, and their failure to file timely responses of substance to the Federal Court in South Florida, the case of "Defamation & Libel" as filed by UCSY Et Al against ELGT et al, and its president Mr. Dan Zimmerman, has effectively been 'won', with our company securing a default order against all the defendants. At a hearing on February 12th 2004, the court set a date in early March 2004 for a hearing on damages, that will form the final judgment against ELGT & Mr. Dan Zimmerman. In addition, on February 11th 2004, the court dismissed as moot, all motions to dismiss as filed by ELGT in the patent infringement case. We fully intend to see all these litigation cases through to the end, and secure fair justice and compensation for the company.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002.

     Revenues and cost of sales for the three months ended December 31, 2003 are earned by our subsidiary, Millenium Electric T. O. U.

     Operating expenses for the three months ended December 31, 2003 amounted to $837,089 compared to $179,899 for the three months ended December 31, 2002. These expenses were primarily consultants, professional fees and rents.

     Net losses for the three months ended December 31, 2003 were $714,248, as compared with $229,787 for the three months ended December 31, 2002.

     On September 29, 2003, we completed an agreement to purchase 100% of the stock of Millennium Electric T.O.U. Ltd (Millennium), an Israeli company specializing in the development and installation of solar power systems worldwide. Terms included an initial transfer of 5 million shares of our common stock, valued at $250,000, with options for the sellers to purchase an additional 22 million shares at various exercise prices, ranging from $0.05 to $0.39 per share, to be granted under various conditions related to certain future events and future performance standards for Millennium.

     Our purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, for which no impairment has been recognized. No amortization is recorded in the year ended September 30, 2003, or the three months ended December 31, 2003.

We created a new wholly-owned US subsidiary, Solar One, Inc, to market the solar systems.

     Millennium's assets and liabilities are included in our consolidated balance sheets at September 30, 2003 and December 31, 2003. Millennium's results of operations are included in our consolidated statements of operations for the three months ended December 31, 2003. However, Millennium's results are not included in our consolidated statements of operations for the three months ended December 31, 2002.

     The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2002:

      For the three months ended December 31:       2003               2002
                                                -----------        -----------
         Revenues                               $   177,276        $    17,114
         Expenses                                   891,524            249,139
                                                -----------        -----------
         Net (Loss)                             $  (714,248)       $  (232,025)
                                                ===========        ===========
         Basic & Diluted Loss per Share         $    (0.008)       $    (0.034)
                                                ===========        ===========

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2003 the Company had cash and cash equivalents of $117,561 compared with $144,682 as of September 30, 2003. During the three months ended December 31, 2003, $483,165 was received from the sale of common stock. These funds were used to pay the cash operating expenses for the three month period ended December 31, 2003.

     While management builds the AirWater business, current operating cash is being provided by the sale of common stock and other equity arrangements. There was a working capital deficit at December 31, 2003. Management is attempting to reduce this deficit through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The management of the Company including Mr. Michael J. Zwebner as Chief Executive Officer and Mr. Curtis Orgil as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of January 30, 2004, the date of the conclusion of the evaluation.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after January 30, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

     On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment was entered in WSI's favor. On November 26, 2002 a settlement agreement was reached with Mr. Hager and the trustee in bankruptcy for WSI. Under the agreement, we issued $200,000 in value of shares of common stock, which are restricted from sale for a one-year period. In addition to the stock, $50,000 was paid to the trustee of WSI in two installments of $25,000 each, and a two year consulting contract, valued at $120,000, was signed with Mr.
Hager. The settlement has a total cost of $370,000.

ITEM 2.     CHANGES IN SECURITIES.

                  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on October 22, 2003. The directors elected at the meeting were:

                                             For        Withheld
                                        ------------  ------------
         Curtis A. Orgil                 69,211,779     66,828
         Ramsey Sweis                    69,211,779     66,828
         Alexander H. Walker, Jr.        69,211,779     66,828
         Michael J. Zwebner              69,211,779     66,828
         Ami Elazari                     68,711,779    566,828

     Ratification of the selection of Reuben E. Price, P.A., as the Company's independent auditors for the fiscal year ending September 30, 2003:


                                For          Against       Withheld
                            ------------  --------------  ------------
                            63,670,279    31,997          6,715


The foregoing matters are described in detail in the Company's proxy statement dated September 30, 2003 for the 2003 Annual Meeting of
Stockholders.

ITEM 5.     OTHER INFORMATION.

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

Exhibit 31.1 - Certification of Chief Executive Officer of Universal Communication Systems, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of Universal Communication Systems, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer of Universal Communication Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 - Certification of Chief Financial Officer of Universal Communication Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

                      None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 23, 2004        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                                /s/ MICHAEL J. ZWEBNER
                                ----------------------------
                                 Michael J. Zwebner
                                 Chief Executive Officer,
                                 Chairman of the Board