Form 10QSB
period 2004-03-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-05-24
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2004
                                ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of May 01, 2003
         -----                      -----------------------------------

Common Stock, $.001 par value                 166,423,685

Transitional Small Business Disclosure Format:    Yes [ ]        No [X]

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - March 31, 2004 and
            September 30, 2003                                               3

            Consolidated Statements of Operations for the three months
            and six months Ended March 31, 2004 and 2003                     4

            Consolidated Statements of Cash Flows for the three months
            and six months Ended March 31, 2004 and 2003                     5

            Notes to the Consolidated Financial Statements
            March 31, 2004                                                   6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10


PART II    OTHER INFORMATION

   Item 1   Legal Proceeding                                                18

   Item 6.  Exhibits and Reports on Form 8-K                                19

   Item 7.  Signatures                                                      20

            Certifications

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      Universal Communication Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                             March 31,    September 30,
                                                               2004           2003
                                                               ----           ----
                                                           (unaudited)     (see note 1)
                                                          ------------    ------------
                                     Assets
Current Assets:
   Cash & cash equivalents                                $     73,748    $    144,682
   Accounts receivable, net                                    560,905         105,859
   Other receivable                                            216,486              --
   Note receivable                                             122,585         116,782
   Inventory                                                    55,901           4,900
   Prepaid expenses                                             40,735          35,185
                                                          ------------    ------------
        Total Current Assets                                 1,070,360         407,408
                                                          ------------    ------------

Fixed Assets:
   Furniture and Equipment                                     283,186          65,786
   Less: Accumulated depreciation & amortization               (25,020)        (22,527)
                                                          ------------    ------------
        Total Fixed Assets                                     258,166          43,259
                                                          ------------    ------------

Investment in unconsolidated subsidiaries, net
   of impairment                                                    --              --

Other Assets:
   Intangibles                                                 656,650         606,714
   Deposits                                                     48,206           4,600
                                                          ------------    ------------
       Total Other Assets                                      704,856         611,314
                                                          ------------    ------------
        Total Assets                                      $  2,033,382    $  1,061,981
                                                          ============    ============

                     Liabilities and Stockholders' Deficit
Current Liabilities:
   Notes payable                                          $    360,000    $    344,746
   Line of credit                                               60,546          25,721
   Accounts payable, trade                                   1,655,313       1,142,332
   Accrued expenses                                            497,425         180,489
   Due to officer                                                   --          11,368
   Due to other related parties                                 43,129          93,308
                                                          ------------    ------------
       Total Current Liabilities                             2,616,413       1,797,964

Long Term Liabilities:
   Convertible debentures, net of current maturities         2,627,144       4,446,996
                                                          ------------    ------------
      Total Long Term Liabilities                            2,627,144       4,446,996
                                                          ------------    ------------
         Total Liabilities                                   5,243,557       6,244,960
                                                          ------------    ------------

Commitments and Contingencies                                       --              --

Stockholders' Deficit:
   Preferred stock, 10,000,000 shares authorized, no
      Shares issued and outstanding
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 135,712,667 issued
      and outstanding                                          135,712          76,911
   Additional paid-in capital                               29,613,302      26,126,640
   Accumulated deficit                                     (33,025,987)    (31,453,282)
   Capital stock subscriptions                                  66,798          66,752
                                                          ------------    ------------
       Total Stockholders' Deficit                          (3,210,175)     (5,182,979)
                                                          ------------    ------------
         Total Liabilities and Stockholders' Deficit ..   $  2,033,382    $  1,061,981
                                                          ============    ============

             See notes to condensed consolidated financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED


                                 Three Months Ended March 31,       Six Months Ended March 31,
                                ------------------------------    ------------------------------
                                    2004              2003             2004            2003
                                -------------    -------------    -------------    -------------

Revenue and other income        $     718,506    $          --    $     895,782    $          --
Cost of goods sold                   (478,599)              --         (493,171)              --
                                -------------    -------------    -------------    -------------
Gross profit                          239,907               --          402,611               --

Operating expenses
   Sales and marketing                446,258               --          690,907               --
   Product development                 30,000               --          125,904               --
   General and administrative         408,937          234,153          905,473          414,051
   Write down of Assets                    --           26,397               --           26,397
                                -------------    -------------    -------------    -------------
Operating (loss)                     (645,288)        (260,550)      (1,319,673)        (440,448)

Interest expense                      (35,106)         (51,062)         (74,969)        (100,949)
                                -------------    -------------    -------------    -------------


Net loss                        $    (680,394)   $    (311,612)   $  (1,394,642)   $    (541,397)
                                =============    =============    =============    =============

Basic and diluted loss per
share                           $       (0.01)   $       (0.04)   $       (0.01)   $       (0.06)
                                =============    =============    =============    =============

Number of shares used in
computing basic and diluted
loss per share                    122,444,801        8,799,258      104,350,118        9,248,228
                                =============    =============    =============    =============


             See notes to condensed consolidated financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                    UNAUDITED

                                                                            For the       For the
                                                                          Six Months     Six Months
                                                                             Ended         Ended
                                                                            March 31,     March 31,
                                                                              2004           2003
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $(1,394,642)   $  (541,397)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Other comprehensive (loss)                                                  --             --
       Common stock issued for services                                       637,159        253,229
       Depreciation and amortization expense                                    4,639          2,845
       Interest payable added to principal of
          debentures and notes                                                 93,699         94,269
       Loss on write down of assets                                                --         26,397
    Changes in operating assets and liabilities:
       Trade receivables                                                     (528,756)            --
       Prepaid and other                                                      (40,900)       (14,490)
       Inventory                                                              (51,001)            --
       Other receivables                                                     (117,626)            --
       Accrued Expenses                                                       195,502             --
       Accounts payable es                                                    513,981         (2,313)
       Other                                                                   17,069             --
                                                                          -----------    -----------

       Net Cash (Used) by Operating Activities                               (670,876)      (181,460)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       (Increase) Decrease in due from related entities                      (150,679)         7,800
       Purchase of Property and Equipment                                    (219,546)            --
       Increase in other assets - deposits                                    (40,209)            --
                                                                          -----------    -----------

       Net Cash (Used) by Investing Activities                               (410,434)         7,800
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on bank credit line                                             65,373             --
    Proceeds from note payable                                                 71,795         60,000
    Sale of common stock                                                      872,709         10,000
    Advances from related parties                                                  --        107,728
    Other                                                                          --             --
                                                                          -----------    -----------
       Net Cash Provided by Financing Activities                            1,009,877        177,728
                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (71,433)         4,068

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                    144,682            874
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                      $    73,249    $     4,942
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                      $        --    $        --
       Income taxes paid                                                  $        --    $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                                    $    93,699    $    94,269

             See notes to condensed consolidated financial statements.
                                        5

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

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended March 31, 2004 and 2003, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

BUSINESS AND ORGANIZATION

         Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2002, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities. Management is actively searching for a buyer of the investment in this subsidiary. All investments and advances made to this subsidiary have been fully reserved through valuation allowances.

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

         This company and its president, Mr. Ami Elazari, operate in the forefront in the high technology field of solar energy, solar panels, and solar powered consumer products. The company and Mr. Elazari hold more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products. Mr.Ami Elazari MBA, founder, CEO and President of Millennium Electric TOU Limited, which is a wholly owned subsidiary of UCSY, is an energetic computer and communications engineer. He is considered a renowned expert on Solar Energy, and has registered 22 International Patents in the field. Mr. Elazari has over 30 years of management experience.

         Mr. Elazari is Vice Chairman and Director of the Israel Export Institute Environmental Technology Center; Managing Director of Amitec Information Industries; Member of ISES Israel and was chairman of ISES 1999 World Solar Exhibition Held in Jerusalem. He is an Energy & Computer engineer and holdsan MBA with excellence. He is also a member of the Israel Economic Forum; Vice Chairman of the Israel Export Institute, Environmental Section; Member of the Marketing Committee of the IEI; Member of the Israel China Friendship Committee; Member of the Energy in Building Committee T & C Ministry, and a Member of the Management Committee of the IAAI - Israel Association of Automotive Industries.

         Mr. Elazari / Millennium Electric have for many years been involved in multi million dollar projects on a world wide basis. The following is a list PV Solar energy project accomplishments of Mr.Ami Elazari prior to the acquisition of Millennium Electric by UCSY.

o UNOSOM United Nation forces in Somalia security lighting and office building solar system: value $ 2.73 m.

o Israeli Ministry of Defense more than 1000 security lights along the Israeli border with military specs: Value $ 1.3 m.

o Israeli Ministry of Energy - electrification of a animal ranch in the Israeli desert a 40 kwh system: Value $189,000

o        New York Electric Power Authority - a 30kwp system: Value $300,000

o Israel - Ministry of Infrastructure - Kalil Village -PV Solar Electricity for 31 family houses not connected to the national grid. Value $ 273,000

o Central PV Solar Energy Systems for hotels and public buildings worldwide: Value $50 million.

o        Some 29 Multi Solar Systems (MSS) world wide

o A 10 kw system using innovative two sided PV Solar Panels recently completed for a fishermen's village in Greece.

o        A 30 KW system done recently for hotel and factory in Italy.

         In addition, Millennium has participated in the following European Commission's Projects and Joint Ventures.

o        European Programs Solar dist      EURO 890,000
o        European Programs  Helasolar      EURO 900,000
o        European Programs  Morse          EURO 300,000
o        European Programs Multisolar      EURO 931,000
o        European Programs Solar Power     EURO 900,000
o        European Programs Eureka          EURO 3.5 million

MILLENNIUM ELECTRIC TOU LIMITED
-------------------------------

         In the first two quarters following our acquisition, Millennium Electric's management has primarily focused on re-organizing itself. This included moving to new offices, purchasing new computer systems, the addition of seven new personnel for key positions such as operations officer, marketing manager, regional marketing manager etc. which of course has influenced the increased company budgets, and increased spending on salaries and marketing programs. Millennium has completed several important tasks such as conducting educational days for potential clients including but not limited to architects, mayors, military personnel etc. which it is planned will bring about increased sales in the quarters and years to come.

STRATEGIC PARTNERSHIP AGREEMENT WORLDWIDE:
------------------------------------------

         During this period, Millennium has signed several agreements several with strategic partners worldwide: GiraSolar in Holland, Capsolair in Morrocco, Team Millennium Group in Sydney Australia, Digital Light in Los Angeles, USA, Jumao Photonic in Korea, and with a subsidiary of PetroChina in China. All of these agreements are for selling a combination of know-how and international marketing licenses. We anticipate that these agreements will result in sales through this network in the near future.

         These agreements are an integral part of Millennium's Strategic vision for creating a group of international satellite companies working under the Universal Communication Systems, Inc. corporate umbrella which is planned will provide a more extensive marketing and buying power program than that which could be achieved by an employee based sales force.

         Millennium is also in the process, as part of our group of companies, of establishing new entities for the sale of Solar Style products: Solar Style Inc. USA where new local offices in Baltimore as well as a new company warehouse will form the basis of the planned North American Distribution network.

RESEARCH & DEVELOPMENT PROJECTS HELD BY MILLENNIUM
--------------------------------------------------

         During this January to current period, Millennium has continued to work on 6 projects within the 5th and 6th framework of the European commission. These projects are:

         First project - "Development of a solar distillation waste water treatment plant for olive oil "mills" in Crete. Millennium's share of the budget for the first year is 126,000 Euro.

         The second project we are partnered in is "Remote Monitoring for Renewable energy systems". Millennium's share of the budget for the first six months is 39,713 Euro.

         The third project we are involved in is "High Efficiency low cost solar cells". Millennium's share in the budget for the fist six months is 16,965 Euro.

         The fourth project we are partnered in is "Development of Innovated Quality assurance measures to improve the efficiency of solar panel production". Millennium's share in the budget for the first six months is 4,470 Euro.

         Finally, the fifth project we are involved in is the "Development of an Integrated solar system for Buildings". In this project Millennium is the coordinator so we will receive most of the budget which totals of 931,000 Euro.

         In addition, Millennium received approval for a new "reflect " project as the coordinator with 908,000 euro budget for the next 24 months.

         Millenium has developed, manufactured and sold a Solar Powered Gasoline Pump to the Israeli Army which will be used for tanks and armored personnel carriers. Another project which our engineers are working on, is PV Solar Powered Traffic Lights for the municipality of Herzelia.

         The company also recently signed an R&D agreement with the Netafim Company - one of the largest companies for computerized irrigation systems in the world for the development and installation of a PV Solar Energy System that will heat and cool plant roots in order to boost plant fertility.

MILLENNIUM'S $15 MILLION CONTRACT FOR THE GERMAN MARKET AND OTHER WORLDWIDE
---------------------------------------------------------------------------
ORDERS
------

         Millennium recently secured a $15 Million Contract for Millennium Brand PV Solar Panels for Germany with a firm commencing order for $7 Million. More than 300 panels have already been supplied and delivered to the customer.

         Millennium is currently negotiating with 7 additional strategic clients and shortly expects to have signed agreements with most of them. These include a hospital, for a contract worth $500,000, - a hotel contract worth, $250,000, and a plastics factory for $700,000. A combined T.O.U.-Multi Solar System will be installed in all these places. In addition, the company is in completion of all necessary requirements for 4 MSS systems to the U.S. and one for Brazil. During the coming month, Millennium will complete a solar desalination project in Heraklion, Crete, pursuant to one of the EU projects.

         After successful completion of the TPR project for the Cross Israel Highway, we have informally received a maintenance contract that will have revenues of about 50,000 Israeli sheckles per month. In this regard, we are awaiting confirmation for participation in the next phase of the Cross Israel Highway , project valued at $200,000.

         In Holland - after completion of the acquisition of GiraSolar (Solar Service Buro and Stroomwerk) we are starting to receive the first orders for Solar Panels for the Dutch market. The orders will have an approximate value 6 million Euro ( about $7.5 million)

         In China - following three recent business trips, our efforts have resulted in an OEM agreement for local manufacture of PV Solar Panels under the exclusive brand name of "Millennium Electric" and a joint venture agreement to PhotoVoltaic "Solarize" the first two PetroChina gas stations, one in Beijing and one in Shanghai. Approximate project value: $100,000 per gas station. The agreement also calls for the installation of at least 1,000 additional Gas Stations, with an overall project value of some $100 million dollars.

         Since June of 2003, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. The result of this search has concluded with manufacturing and licensing agreements with entities in Israel and Brazil, and more recently in Australia. We have now embarked on a worldwide sales and marketing program. The company has signed marketing and distribution agreements with several third party companies and sales have commenced in a wide range of countries, including Turkey, Dubai, Emirates, Cameroon, Niger, Kenya, etc. As the final products have only recently been produced, and certification and approvals are still in process, the sales cycle has been slow in uptake, but management believes that substantial sales will be achieved in 2004, with major market penetration scheduled for the year 2005 based on the current trend of our sales pipeline and length of sales cycle.

CHINA:

         In February 2004, management visited China with a view to source a Chinese manufacturer of both parts and units of possible Air to Water machines. Management was successful in this regard, and has since contracted 2 separate Chinese manufacturers. The company invested substantial time, energy and resources as well as substantial sums in developing unique and exclusive models of Air Water SOHO machines for the companies use. Subsequent to March 31, 2004, we have commissioned and purchased the first 60 sample machines, all of which have been sent out to countries around the world for marketing purposes. The distribution of these new samples has brought new orders for machines from several countries. Management remains very positive about future sales of the SOHO style (home and office) Air Water machines.

         During these visits to Shanghai China, we were introduced to top officials of a company that is a subsidiary of PetroChina, the 3rd largest company in China. As a result of ongoing negotiations, the company has successfully reached a joint venture agreement with the Chinese Group.

         The business contemplated with them involves 2 separate divisions.

         1) Joint Co-operations with regards the sale and marketing of Air Water machines.

         2) Co-operation in developing sales and installations of PV Solar Systems in China.

         Furthermore, agreement has been reached to develop the first 2 PV Solar Powered Gas Stations. In a program called "Solarization". These 2 stations are in China, one located in Shanghai and one in Beijing. The company has recently surveyed the sites, and a final financial proposal is being submitted to the Chinese Group for final approval.

         According to the contract entered into with the group, assuming a successful completion of the installation and ongoing workings of the first 2 stations, the group will contract the company to proceed and roll out the project of Solarization to 1,000 further Gas Stations. The potential value of this contract is about $100 million. Management of Millenium continues to work with its Chinese associates to achieve this goal.

NEW PRODUCTS

         In line with our new business plans, AirWater contracted engineers and product development experts to both enhance existing technologies, and to develop new systems and applications.

         In this regard, the company announced on October 23, 2003, that it had developed a new special Multi Head Dispenser Air-to-Water system for the marine and Boating industry. We are pleased to report that we recently completed development of a new Water making Unit called BASE 1, which was built off of our Multi Head Dispenser design and is specifically made and perfected for the boating Industry.

         The first 200 machines have been ordered, and delivery is expected in July 2004. Management plans a North American marketing campaign, with a view to bringing this new exclusive product to market. Specifically, the company has sourced an entity in Boston USA, that will be marketing the machines to the boating industry.

INTERNATIONAL SALES AND MARKETING

         As a result of marketing and sales efforts, the company secured an invitation issued by the Government of Gabon in Africa, to attend meetings in the capital Libreville, in order to explore the possibility of setting up a local manufacturing and or assembly plant there for local production of AirWater machines. Negotiations continue in this regard.

         Since the date of that invitation, the company's executive met with the Foreign Minister of Gabon at a company show in Frankfurt Germany, and displayed and explained the company's Air Water machines, as well as offer a range of Solar Powered Products that the company felt were needed in Gabon. The Minister showed great interest, and again invited the company officials to visit his country in order to further continue discussions and negotiations. We are scheduled to visit Gabon in July 2004.

         Since we started marketing AirWater Machines and Systems, we have made inroads into many international markets. Sample machines have been shipped to Mexico, Los Angeles, Huntsville, Brazil, France, Cameroon, Australia, China, Switzerland, Jordan, Iraq, etc. Several orders for machines have been secured, and more are expected. We have continued to emphasize our marketing efforts on a worldwide basis, and to develop sales in several markets. We have secured orders, albeit small ones from many new customers, and have shipped more sample machines to destinations all over the world. These new small machines are manufactured for the company in China under contract with a local manufacturer.

         Management has chosen to concentrate the sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to aid agencies the world over. We have entered into numerous agreements with sales and marketing corporations, agencies and local entities, based throughout the world. We have realized that because of the complexity of the product, the sales cycle of the Air Water products and systems are somewhat longer that was previously expected. However, management remains confident that large international orders for the machines will be secured in 2004.

         In the course of this process, we continue to work with many international companies, organizations and officials. Substantial progress has been made, and discussions and negotiations continue. Management now realizes that for all these large potential sales, the `'sales cycle" is substantially longer than what was originally anticipated. This is due mainly to a number of factors, primarily:

         1) We are still developing the products based on existing research we are performing and feedback we receive from potential users;

         2) Improve the efficiency, and both lower the purchase costs, as well as running costs of the air to water systems;

         3) the company needs to develop, build, and perfect customer friendly machines; and

         4) the company is at all times wary of the need for the safety factor.

         In this regard, we have conducted testing of machine models with the relevant government agencies responsible for the quality and industrial and commercial international standards. This process is both expensive and time consuming. Management remains very confident that in the short term, we will overcome the obstacles presented by these issues and be able to offer the perfect machine to all potential markets.

NEW PRODUCT - "LIFESAVER"

         We have previously announced the company's newest product, the LIFESAVER, the world's first PV Solar Energy powered AirWater Machine. Recognizing the lack of adequate electric or other power in certain areas of the world that have shown serious interest in the AirWater machines, the company has developed a system wherein the AirWater Machine will operate solely from Electric Energy generated by PV Solar Panels. We are producing new promotional literature, along with sales and marketing brochures. Following completion of technical and safety testing of the product and system, sales of this unique product will commence in our third quarter of our fiscal year. Subsequent to March 31, 2004, the first machine was produced by our contracted manufacturer in early April, was tested and achieved very positive results. Several Governments have expressed strong interest in this machine, and management continues to work with them in promoting sales of the machine.

         As part of our ongoing product development and production, we have secured an agreement with local manufacturers of De-Humidifiers and Air Conditioners in Sao Paulo Brazil. Currently under a joint agreement with the Brazilians, the first prototypes have been produced. We continue to work to develop and perfect a range of Air Water Machines of various sizes, and we continue to jointly develop with our contracted manufacturers in Israel, China, Australia and Brazil.

         The agreements with these manufactures given their locations, will allow the company to offer faster and more efficient sales and deliveries. We have sourced and are working with 2 manufacturers in China. Both of these Chinese companies have assisted us in developing various models and different sized Air Water machines. We have invested in the design, creation and production of Molds and unique new parts for the final production of new and better Air Water machines.

OVERSEAS LICENSES

         In our previous filing, management reported that "On November 20, 2003, Millennium Electric TOU Limited, a wholly owned subsidiary of UCSY, entered into a memorandum of understanding and Licensing Agreement with a local Brazilian company Heliotek, to license the manufacture of Multi Solar System Photo Voltaic Solar Panels in that country.. The License calls for a one time license payment of $200,000 with Royalty residuals of between 5 and 10 percent on all manufactured and sold products. Negotiations continue in this regard. It is expected that the conclusion of this agreement will be done by end of Quarter 1 of fiscal year ending September, 2004, with revenues flowing in Quarter two." Management now reports that the company did not succeed in its negotiations with Heliotek, and both companies mutually withdrew and cancelled the all memorandum of understandings

         On December 15, 2003, we entered into a licensing transaction with an Australian Group for the manufacture and or assembly of AirWater machines and PV Solar Panels in Australia. This transaction, as with the Brazilian agreement, secured a one time license payment of $200,000 with Royalty residuals of between 5 and 10 percent on all manufactured and sold products. Negotiations continue in this regard. Included in this period's revenues, is the first installment payment of $10,000 received in January, pursuant to this agreement.

         In February 2004, at the request and order of the Australian Licensee, we shipped Air Water machines and a wide array of Solar Panels and solar products to Sydney. In March 2004, management attended the formal launch of the Australian operation in Sydney. The event was well covered by the local press, including television and newspaper as well as radio coverage on a national basis. We are now working closely with the Australian Licensee, and it is our belief that this local operation will continue to develop and grow in their market.

LISTING ON FOREIGN EQUITIES EXCHANGE

         On December 1, 2003, our stock was listed on the Berlin Exchange in Germany. Our stock trades under the symbol UCV. By the end of December, no trading had yet been generated in this new market. Subsequent to this, we have engaged the services of the Geneva Group, an entity with expertise in marketing and corporate promotions, to bring to the German investor an awareness of our business, as well as an awareness of our stock listing in the German exchange. Following the activities in promoting itself in the German Market, our stock's trading commenced on the Berlin Exchange in mid February, and has maintained active trading since.

         Subsequent to March 31, 2004, our stock has been listed on the Frankfurt Exchange. Management is also investigating possible listings on the Sydney Exchange as well as a possible listing on the Hong Kong equity markets.

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

ACQUISITIONS

         On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. We executed a Share Purchase Agreement (SPA) on March 25th 2004. This Dutch group is composed of three separate operating subsidiaries, 2 local Dutch subsidiaries:
Stroomwerk Energy BV (SWE) and Solar Service Buro BV (SSB) and a newly established Turkish subsidiary GiraSolar Turkey Ltd..

         The Dutch companies have been in the PhotoVoltaic Solar Energy business for many years, i.e. SWE 22 years and SSB 6 years, and have established themselves as leading local companies in this fast growing industry, mainly operating in The Netherlands, Luxembourg, Germany and Belgium. GiraSolar Turkey was established in the spring of 2004 and aims to set up PV Solar Energy operations in Turkey.

         It is a condition precedent to this SPA Agreement, that it is subject to the successful acquisition by Girasolar of a majority share of respectively 65% and 85% in Stroomwerk Energy BV and Solar Service Buro BV,AND 51% of Girasolar Turkey Limited. The agreement calls for the exchange of stock between the companies. Under the agreement we may, at any time within 36 months after March 25th, 2004, opt to acquire the remaining shares in the subsidiaries of Girasolar as listed above.

         In light of the need for Girasolar to complete internal accounting and audit proceedures and the submission of final audit documents, as well as the finalization of audits for the closing, the company and the Management and the directors of GiraSolar BV have agreed to defer the final closing date for the contemplated transaction untill a date to be agreed in Summer 2004. Year end audited financial statements of Stroomwerk Energy BV (SWE), reported sales revenues of 24 million Euro with net profits of over 800,000 Euro. During the month of April the company issued 12 million shares as part of the acquisition costs, and placed these shares into escrow with the company's attorney in Amsterdam Holland. It is contemplated that upon the closure of this transaction, these shares plus additional shares that will be issued, will be released to the directors / shareholders of GiraSolar BV.

SOLAR STYLE INC - Consumer Products Division

         Subsequent to March 31, 2004, we completed the acquisition of the remaining 50% equity of Solar Style Ltd from the remaining shareholder. In this regard, the company has formed a new subsidiary, Solar Style Inc (USA) to roll out Solar Style Inc.'s new range of PV Solar Chargers.

         Solar Style Inc, is offering PV Solar Chargers for a wide range of products, including Laptop computers, Palms, Walkmans and Discmans, as well as a wide range of cellular phones.

         The PV Solar Chargers negate the need for consumer electronic products to be connected to the electric grid, in order to charge or recharge the appliance.

         Solar Style Inc., has developed, and is manufacturing and bringing to market Solar Powered products for the portable consumer markets. Solar Style's technology converts solar energy into electricity, and has developed a solution that lets mobile devices be charged by portable photovoltaic small Solar Panels, which are especially designed to fit in elegant leather cases.

         Solar Style manufactures the panels and carrying-cases, which are then assembled together to be sold as one unit. The panels can easily be plugged to Solar Cells, and charged outdoors by sunlight and indoors by electric light. The photovoltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery-chargers redundant.

Solar Style's value proposition spans two levels:

         The practical and the environmental. On the practical level, Solar Style's products enable people to use their mobile devices without having to worry about plugs and connectors. On the Environmental level, in today's "green-aware" world, where environmental concerns have come to be very important to consumers, Solar Style offers mobile device users a reliable environmentally friendly power source.

         Solar Style's product line includes mobile phone, laptop, PDA, and CD player cases, with a choice of connectors. The company plans to establish distribution and sale channels for its products, and to continue research and development of existing and new products, concurrent to ongoing sales. It is already in the process of various negotiations regarding its products, and is considering two basic modes of operation:

         A "traditional" manufacturer-distributor value chain, by which it will have control over manufacturing and distribution, and sell its products through large distributors.

         A licensing option, limited by time and dependant on results, by which its involvement at the manufacturing stage will be minimal (just enough to preserve unique knowledge and enable further product development), while distribution, promotion, and sales management are left to a licensee /business partner.

         Solar Style will choose its preferred course of action according to potential partnerships and customers. Its initial product line has already been developed. Initial marketing activities are in process. So once negotiations are finalized and funding is secured, it can start operations. This business plan is geared towards the first option, by which the company will act as the manufacturer, selling its products through large distributor channels.

         This business and the distribution of the PV Solar chargers is to be run out of Solar Style's new offices in Baltimore MD. Initially, the company is enacting a national mail out of a special product awareness brochure, to all Cellular and Electric Products distributors and stores. Thereafter, the company plans to start direct marketing of the range of Solar Chargers to distributors all across North America and Canada.

OUTLOOK

         We will require short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. Although our Israeli subsidiary has a credit line of $100,000, Universal Communication Systems, Inc. does not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

Corporate Funding:

         The company chairman, Michael J Zwebner has arranged for substantial funding from an entity that he owns 33% of and controls: Port Universal Corp.("PUC") This entity has invested in excess of $600,000 cash into the company for a growing equity position. Mr Zwebner has assured the company that PUC will continue to finance the company in Its period of growth, and until the companies and its subsidiaries become profitable in their own rights.

RESULTS OF OPERATIONS

         Three Months and Six Months Ended March 31, 2002 Compared to the Three Months and Six Months Ended March 31, 2001.

         Revenues and cost of sales for the three months and six months ended March 31, 2003 and March 31, 2002 earned and incurred primarily by our subsidiary, Millenium Electric T. O. U. Revenues, by source and company, were composed of the following:

                                           3 months ended      6 months ended
                                          December 31, 2003    March 31, 2004
                                          -----------------    --------------
Universal Communication:
Product  Sales                              $          -        $     13,410
Fees                                                   -              10,000
                                            ------------        ------------
   Total for Universal                                 -              23,410
                                            ------------        ------------

Millenium Electric T.O.U.:
Product Sales                                     42,649             737,745
Other - grants                                   134,627             134,627
                                            ------------        ------------
   Total for Millenium                           177,276             872,372
                                            ------------        ------------
       Total                                $    177,276        $    895,782

         Concentration of risk - at March 31, 2004, Millenium Electric had one customer who represented 57% of accounts receivable at $483,865 and 76% of sales at $558,771. The loss of this customer or uncollectibilty of the receivable from this customer would have a material adverse impact on the financial condition of Millenium Electric T.O.U.

         Operating expenses for the three months and six months ended March 31, 2003 amounted to $645,288 and $1,319,673, respectively, compared to $234,153 and $414,051 for the three months and six months ended March 31, 2002. For both periods, these expenses were primarily consultants, professional fees and rents.

         Write down of assets in the amount of $26,397 for the three and six months ended March 31, 2003 resulted from the recognition of little or no value in the assets received in payment of the balance of advances to Hard Disc Cafe, Inc. Hard Disc Cafe, Inc. has ceased all operations and distributed its remaining assets to us in satisfaction of advances outstanding.

         Consulting services purchased during the three months ended December 31, 2003 amounted to $510,772 and during the six months ended March 31, 2004, amounted to $845,321. Of these amounts, $254,250 and $397,060 were paid to related parties, respectively. The company has no employees and relies entirely on consultants to perform all services.

         Interest expense decreased $15,956 from $35,106 for the three months ended March 31, 2004, to $51,062 for the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, interest expense decreased $25,988 from $100,949 to $74,969 respectively. The decrease resulted from the conversion by the bondholders of a portion of their debt to common stock during both periods.

         Net losses for the three months ended March 31, 2004 were $680,394, as compared with $311,612 for the three months ended March 31, 2003. Net losses for the six months ended March 31, 2004 were $1,394,642, as compared with $541,397 for the three months ended March 31, 2003. The increases in net losses are primarily attributable to increased marketing and consulting activities with respect to the air water product lines.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2004, our cash position was $73,249 compared to $4,942 as of September 30, 2003. Cash used in operating activities for the six month periods ending March 31, 2004, compared to the six months ending March 31, 2003 were $(670,876) and $(181,460) respectively. The primary use of these funds resulted from operating losses and increase in receivables. Cash employed in investing activities amounted to $(410,434) for the six months ended March 31, 2004 compared to cash provided by investing activities for the six months ending March 31, 2003 of $7,800. The use of funds in investing activities for the period ending March 31, 2004 resulted from the purchase of fixed assets. Cash provided by financing activities for the six month periods ending March 31, 2004 and 2003 were $1,009,877 and $177,728 respectively. For the period ending in 2004 this amount was derived from the sale of our common stock. For the period ending in 2003, the cash provided from financing activities was from advances received.

         While sales are being developed, current operating cash is being provided by loans and the sale of common stock. The company has had a working capital deficit for an extensive period of time. If management is unable to continue raising funds through common stock sales and loans, we may not be able to continue as a viable concern. Other than the small line of credit held by Millenium, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls and procedures since the date of the evaluation.

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

         Attorneys for the receiver of Credit Bancorp have contacted the company and are still maintaining that they deny the conversion. The company has passed the matter to company attorney, and contests the claims. The matter remains unresolved at March 31, 2004.

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

         We previously reported that on August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"),published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas. Their press release stated that we had infringed on their patents. Counsel has advised us that the claims lack substance. On November 24, 2003, Judge Joe Fish of the Federal court Northern District in Texas granted our motion for dismissal due to lack of Texas jurisdiction.

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

         As a result of the failure of ELGT to properly comply with the court orders, and their failure to file timely responses of substance to the Federal Court in South Florida, the case of "Defamation & Libel" as filed by UCSY Et Al against ELGT et al, and its president Mr. Dan Zimmerman, has effectively been 'won', with our company securing a "default order" against all the defendants. At a hearing on February 12th 2004, the court set a date in early March 2004 for a hearing on damages, that will form the final judgment against ELGT & Mr. Dan Zimmerman. In addition, on February 11th 2004, the court dismissed as moot, all motions to dismiss as filed by ELGT in the patent infringement case. We fully intend to see all these litigation cases through to the end, and secure fair justice and compensation for the company. Following additional court hearings in February and March 2004, ELGT again failed to comply with court orders and rulings, and the case of "Defamation & Libel" as filed by UCSY Et Al against ELGT et al, and its president Mr. Dan Zimmerman, the court having previously awarded UCSY et al, a "default order", now awarded UCSY et al, a "Default Judgment". The court invited UCSY to submit a claim of losses and damages so that the court could put a monetary figure to the "default Judgment". The company submitted a court filing with claims in the amount of $82 million. At this time, the court has not yet ruled on these final claim amounts. The litigation relating to Claimed Patent Infringement case continues. Management has recently received information that certain Public Internet Posters may have been in touch with ELGT officials and may have conspired with ELGT in the original Patent lawsuit and Defamation against the company. Management through the company's attorneys has now commenced discovery and it is expected that all these issues will be exposed. Management will not hesitate to expand the investigation, and if it transpires that these Alias Anonymous Internet Posters were indeed the instigators and conspirators in the Defamation case, the company will involve the Authorities, including the FBI to further investigate possible criminal activities., A a subsequent event the court in May has ordered the parties to go to Mediation in an attempt for settlement. A trial date has been set by the court for June 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

31.1     Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002

31.2     Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
         2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

         none.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 24, 200             UNIVERSAL COMMUNICATION SYSTEMS, INC.


                               /s/ MICHAEL J. ZWEBNER
                               --------------
                               Michael J. Zwebner
                               Chief Executive Officer, Chairman of the Board