Form 10KSB/A
period 2003-09-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-06-30
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               Amendment Number 1

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction


For the past two fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $31,833,598. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

We will require short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit, although our subsidiary has a checking account overdraft facility, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We currently have three channels of activity, each conducted by a wholly owned subsidiary. Air Water Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millenium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar One, Inc., ("Solar One") a Florida corporation, formed in July, 2003, manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather cases for consumer electronic products. Solar One was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., an Israeli company 50% owned by us. We have recently combined the technology of the photovoltaic system of Millenium and the water extraction systems of Air Water and developed a self powered air water machine.

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for Air Water and Millenium product and service offerings. Solar One is targeting the North American and European consumer markets. We have discontinued, effective January, 2003, our previous telecommunication and wireless broad band business activities to focus on the water extraction and photovoltaic technology.

History

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


On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. In June of 2001, we received a notice of default from the sellers of Digital Way, claiming a breach of the terms of our purchase agreement. On May 10, 2002, we executed a settlement agreement with those sellers. Under the terms of the agreement, we re-aligned the stock ownership of Digital Way, by returning 73% of the common shares owned by us to the former owners. In addition, we retained a 50% interest in the first $6.2 million of equity value of Digital Way, in the event of a sale or other disposition. Any value beyond the first $6.2 million will be divided based on shareholdings. Our chairman, Michael Zwebner, remains on the Board of Directors of Digital Way, S. A. The settlement agreement fully cancels all debts, claims and counter claims between us and the sellers, and allows for future co-operation in the ongoing development or sale of Digital Way. Although we have reached this settlement, management of Digital Way has not provided the necessary financial information for Digital Way to be included in our financial reporting, and the results of the Company's investment in Digital Way is unclear at this time. The Company has fully impaired this investment. Management is now actively seeking a third party buyer for our 27% interest in Digital Way SA.

On November 1, 2001, current management took control of the company. During the fiscal year ended September 30, 2002, we moved our offices from Oakland, California to Miami Beach, Florida and changed our name to Universal Communication Systems, Inc. We then changed our symbol to UCSI. Following our one for one thousand reverse stock split on August 23, 2002, our symbol was changed to UCSY.

In January, 2003, we identified a new business venture, abandoned the telecommunication and wireless business and adopted a new business plan. We formed a wholly owned subsidiary, AirWater Corporation, whose purpose and mission is to design, build and market machines that produce drinkable water from the air. The first step in the endeavor was to obtain licensing rights to the technology. To that end, we acquired the rights to four patents by an agreement dated March 24, 2003, relating to this technology from J. J. Reidy Company of Holden, Massachusetts. AirWater Patents Corporation was formed to hold our acquired licensed patent rights. Under the terms of the agreement, we paid $300,000, and we are obligated to pay a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares.

Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Key agreements include the following:

- We entered into a commission based agreement with Natra Advanced Technologies
(1995) Ltd. an Israeli company, for the marketing of our Air Water Products.
- We engaged the services of an Israeli business consulting company, Otzarot Tarshish Nechasim Limited for general business development, covering possible mergers and potential acquisitions. The terms of this agreement called for a cash payment of 10% of the value of any closed transaction, along with five year warrants at the closing price of the transaction, in total value equal to 10% of the transaction value.
- We entered into a services agreement with Perfect Securities Limited, of Ramat Gan, Israel, for Investor Relations, and to actively promote the company and publicize its new products and services. - We signed a General Marketing Agreement with AirWater Afrique, a company established in Paris, France, who will market both our Air Water and PV Solar Energy products mainly in the continent of Africa and some countries in the middle east on a sales commission basis.

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

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millenium acquisition, we acquired 50% of Solar Style, Ltd. ("Solar"). Solar is an inactive Israeli company that holds certain rights to manufacture and market solar power products. In connection with the Millenium / Solar acquisitions, a new U. S. subsidiary, Solar One Corporation, was formed to market solar power products and systems.

Millenium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. The Company and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products.


Our strategy


Under the auspices of new management, we have made considerable progress in restructuring prior obligations and removing debt. We have concentrated our activities, as previously mentioned, on the Air-Water product and the photo voltaic product lines. We have withdrawn from the wireless internet market, disposed of assets for cash and we continue our negotiations with creditors to compromise, extend, convert and/or forgive debt owed by the company prior to the new management.

For the six months prior to year end, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. The result of this search has lead to the final stage of negotiating manufacturing and licensing agreements with entities in Israel and Brazil, and more recently in Australia. Our next step is to embark on a worldwide sales and marketing program, focusing on the markets listed above.


Air-Water technology and competition


The applications for the Air-Water System technology are extensive. It is our belief that the initial product should be the model that offers the easiest entry into the marketplace, gains the quickest exposure, and generates a substantial cash flow. To this end, we believe that a residential
5-gallon-per-day model would best fit this goal.
Our reasoning is as follows:

o The bottled water market is approximately a $7.1+ billion marketplace with projected growth in excess of 10% per year. Its cost to the consumer, inconvenience and logistical aggravation and the fluctuation in the quality of the water make bottled water vulnerable to an alternative, Air-Water Products for example, which is cheaper per gallon on the order of 1-2 kW per gallon, has consistent quality and is convenient.
o        It is the easiest model to take to market thus maximizing its exposure.
o It would be readily accepted by foreign customers, where size is often very important.
o It would create a very lucrative aftermarket sector for serviceable parts such as water filters, containers and ultra-violet light bulbs.

We believe that the global market for Air Water machines is largely untapped and undeveloped. The Air Water technology and system is very new, and much of the initial sales efforts that we are currently engaged in are dedicated to education, and the detailed explanation of the machines, the built in safety systems and their general operation.

Operational safety and computer managed user maintenance is built into every Air~Water System by the use of a patented, inexpensive, programmable chip. The water filtration industry is reliant upon voluntary user discipline in the important issue of safety, and the periodic changing of the machine filters.

The Air~Water System knows when an air filter needs cleaning, or is missing, when the UV bulb becomes ineffective, when the water filter needs changing and if the user accidentally tries to use an expired water filter. The Air~Water System will not operate if any of those factors exist and displays to the user the reason on a small electronic display panel.

Management further believes that there are a number of specific market segments that the Air Water Products can be introduced to and marketed to.

First is the home consumer product market, to which the company is addressing a Small Office / Home Office ("SOHO") styled product. Next is the commercial market, for such users as small hospitals, local field clinics, small farms, factories and so on. And then there is the larger customer such as International Aid Agencies, Governments, The United Nations, The Red Cross, Local Towns and Villages, and Military Forces worldwide all in areas and countries where water is scarce, or difficult to transport.

At this time, the company is aware of very limited competition. The company has identified a Dallas Texas based company, called Electric Gas & Technologies Inc, and World Wide Water Inc., of Los Angeles California. In addition, the company has seen a similar product sold in the US Market, made or offered for sale by a company called Liquid Air Inc, also based in California. Almost in all cases, these companies are in various stages of "start up" mode, having been in the Water from Air business less than a year, and just starting to offer machines to customers.

We believe that as the Air Water products and Systems become more engrained in the global marketplace, and are more publicized and accepted, that there will be additional companies entering this industry, thus creating increased competition. We further believe that our patents and intellectual property rights will place us at a competitive advantage.

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. Our subsidiary, Millennium, has designed the system to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power to the air water units.

Following our acquisition, Millennium's management is currently primarily focused on re-organizing the company. This included moving to new offices, purchasing new computer systems, the addition of several new personnel for key positions including operations officer, marketing manager and regional marketing manager . Millennium is also conducting educational seminars for potential clients, by targeting architects, elected officials and military personnel.

Millennium's Strategic vision for sales is to create a group of international independent sales consultants to provide a more extensive marketing and networking program than that which could be achieved by an employee based sales force.

Solar Style Inc. USA, ("Solar") formed as part of Solar One, Inc. with offices in Baltimore as well as a new warehouse, will form the basis of the planned North American Distribution network of the Solar Style (Israel) product line.

We acquired 50% of Solar Style Limited (an Israeli Company) upon the completion of the acquisition of Millennium. We are currently in negotiations to acquire the remaining 50% equity of Solar Style Ltd. There can be no assurance that we will be successful in our current negotiations to conclude this transaction.

Solar is offering PV Solar Chargers for a wide range of products, including Laptop computers, Palms, Walkmans and Discmans, as well as a wide range of cellular phones. The PV Solar Chargers negate the need for consumer electronic products to be connected to the electric grid, in order to charge or recharge the appliance. Solar Style (Israel) has a manufacturing agreement with a Hong Kong firm. The products are targeted at the portable consumer electronic market. Solar Style's technology converts solar energy into electricity in a packaged solution that recharges mobile electronic devices by a small portable photovoltaic solar panel, which is specially designed to fit in an elegant leather case.

Solar Style manufactures the panels and carrying-cases, which are then assembled and sold as a unit. The panels can easily be plugged in to solar cells and charged outdoors by sunlight and indoors by electric light. The photovoltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery-chargers unnecessary.

Solar's value proposition spans two levels:

The practical and the environmental. On the practical level, Solar Style's products enable consumers to use their mobile devices without having to worry about plugs and connectors. On the Environmental level, in today's "green-aware" world, where environmental concerns have come to be very important to consumers, Solar Style offers mobile device users a reliable environmentally friendly power source.

We plan to establish distribution and sales channels for the existing products, and to continue research and development of improvements on existing and creation of new products, concurrent with ongoing sales. Solar is already in the process of various negotiations regarding its products, and is considering two basic modes of operation:

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

            Solar will choose its preferred course of action according to potential partnerships and customers. Its initial product line has already been developed. Initial marketing activities are in process, so once negotiations are finalized and funding is secured, it can start operations. Management favors the distribution model over the licensing model, as under the distribution model the company will have greater sales potential.

Pending Acquisition

On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. This Dutch group is made up of two separate operating subsidiaries. As of December 30, 2003, both parties are conducting due diligence in connection with this acquisition.

We anticipate acquiring the stock of GiraSolar BV, with a combination of our restricted common stock and cash. At this time, the amount of shares and the amount of cash to be paid, are still under negotiation pending completion of the due diligence process. We will have to obtain an equity investment to fund the cash required for this acquisition. We may not be able to raise the required equity investment and accordingly may not be able to consumate this transaction.


Patents/Intellectual Property


We currently hold a patent for our distributed wireless call processing system. As we have exited this business, we are looking to license this technology to a third party developer in order to potentially create a royalty stream of income. However, we cannot guarantee that we will enter into such an agreement.

As previously mentioned, we hold the exclusive global patent and licensing rights to four air to water patents under an agreement with J.J. Reidy Company, relating to atmospheric extraction of water and its purification process. These patents, numbered: 05106512-00, 05149446-00, 05203989-00, and 05366705-00, were issued by the US Government Patent Office. Two of these licenses were issued in 1992 and the other two in 1993 respectively. These patents relate to the Air Water Products not only in the USA, but in countries covered by the PCT global agreements.

The Patent Cooperation Treaty (PCT) simplifies and reduces the cost of obtaining international patent protection and facilitates public access to a wealth of technical information relating to inventions. By filing one international patent application under the PCT you can simultaneously seek protection for an invention in over one hundred countries, including developing countries throughout the world. The Patent Cooperation Treaty (PCT) has over the past three decades emerged as a major international filing system for seeking patent protection worldwide in a cost effective and efficient manner. In addition, through the dissemination of latest technical information contained in published PCT applications, the PCT system has been actively contributing to the development of science and technology.

The company fully intends to utilize the patents and intellectual property rights in its pursuit and ongoing development of the business.

Further, through our Millenium subsidiary, we own 21 international patents in the photo voltaic solar power and energy system area.


Employees


As of September 30, 2003, we had four employees, all located in our Millenium office in Israel. As of December 31, 2003, we had no full time employees in the United States. No employee is represented by a labor union and the company believes its employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

We own no real estate. Effective February 1, 2002, we leased a 1400 square foot corporate and administrative office facility at 407 Lincoln Road, Suite 6K, Miami Beach, FL 33139. The lease provides for a three-year term. The lease provided for cancellation with ninety days notice after the first year. On November 1, 2002 we exercised this provision and rented on a month to month basis with the landlord at the same address. On October 1, 2003 we moved our office to suite 12F in the same building.

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

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares.


On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed (Federal District Court, Northern District of Texas, Dallas Division). Their press release stated that we had infringed on their patents. Counsel has advised us that the claims lack substance. On November 24, 2003, the court granted our motion for dismissal due to lack of Texas jurisdiction. ELGT has similar suits filed against other companies in the same industry. We have filed counter claims in the US District Court of Southern Florida, disputing ELGT's claims of patent infringement and as a result of statements made by ELGT, we have filed a claim for $118 million in damages for false, defamatory and libelous statements. Our counter claims and damage lawsuits are still ongoing.



Although we initiated negotiations with businesses in Puerto Rico and Portugal in 1999, no further negotiations or affiliations are currently pending in those areas. On July 20, 2001, WSI, Inc., a Puerto Rican corporation, and its principal officer and shareholder Howard Hager, filed suit against the Company in the U.S. District Court in Puerto Rico for breach of contract and damages in the amount of $4,675,000. The claims arise out of an alleged agreement on the part of the Company to acquire WSI and provide it with substantial financing. A default judgment was entered in WSI's favor. On November 26, 2002 a settlement agreement was reached with Mr. Hager and the trustee in bankruptcy for WSI. Under the agreement, we issued $200,000 in value of shares of common stock. In addition to the stock, $50,000 was paid to the trustee of WSI and a two year consulting contract, valued at $120,000, was executed with Mr. Hager. The settlement had a total cost of $370,000 and is included in our general and administrative expense for the fiscal year ended September 30, 2003.


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




EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                               Number of            Weighted-          Number of securities
                                            securities to be     average exercise    remaining available for
                                              issued upon           price of          future issuance under
                                              exercise of         outstanding          equity compensation
                                              outstanding           options,             plans (excluding
                                           options, warrants      warrants and       securities reflected in
Plan Category                                  and rights            rights                column (a))
------------------------------------------------------------------------------------------------------------
                                                  (a) (b) (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by        257,250             $0.095                6,706,917 (1)
security holders
------------------------------------------------------------------------------------------------------------
Total                                            257,250             $0.095                6,706,917
------------------------------------------------------------------------------------------------------------

(1) Pursuant to form S-8, dated 12/27/03. Submitted under plan, 11,000,000 shares, issued, 4,293,083.


Description of Equity Compensation


Options issued were issued pursuant to the 2001 Stock Option Plan and also provided as motivation and incentives to individuals considered important to the Company's success. The 2001 plan was approved by our board of directors, but not submitted to a vote of stockholders.

The total number of options granted and outstanding at September 31, 2003, and the average exercise price and expiration dates for each year are as follows:

                 Total    Exercise
        Year    Options   Price      Expiration Date
        ----    -------   --------   -----------------
        2001    251,150     $0.095    December 31, 2006
                  6,100   $602.00     December 31, 2006
               --------
       Total    257,250

Sales of Unregistered Securities
--------------------------------


We have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, Reg. D or Reg. S regulations, and appropriate restrictive legends were affixed to the securities in each transaction. All sales of securities were to accredited investors in private placements, and accordingly all of the sales complied with Section 4(2) as well as 4(6) of the Securities Act of 1933.


On April 9 - 11, 2003, we issued 4,253,847 shares of common stock under private placement subscriptions at $0.04 per share, based on the average closing price for the three days prior to April 8, 2003, at a 25 percent discount. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On April 11, 2003, we issued 575,000 shares of common stock under private placement subscriptions at $0.035 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.


On July 3, 2003, we issued 2,350,043 shares of common stock under private placement subscriptions at prices ranging from $0.028 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 7, 2003, we issued 1,905,625 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 9, 2003, we issued 1,410,647 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 10, 2003, we issued 525,577 shares of common stock under private placement subscriptions at prices ranging from $0.026 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 15, 2003, we issued 714,096 shares of common stock under private placement subscriptions at prices ranging from $0.042 per share to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 18, 2003, we issued 2,304,944 shares of common stock under private placement subscriptions at prices ranging from $0.026 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On July 23, 2003, we issued 172,591 shares of common stock under private placement subscriptions at prices ranging from $0.05 per share to $0.055 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.

On August 13, 2003, we issued 155,000 shares of common stock under a private placement subscription at a price of $0.045 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. We paid a 10% commission in connection with this private placement.


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


Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures), the investors converted $769,094 of debentures into 23,486,734 of the Company's common stock on various dates between March 3 and September 24, 2003, at various prices ranging from $0.0253 per common share to $0.1275 per common share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The following should be read in conjunction with the "Risk Factors," "Introductory Statement" contained in Part I and the "Financial Statements" and the Notes thereto.


New Business Activities and Plan of Operations
----------------------------------------------


The business of AirWater Corporation is that of extracting (drinkable) water from the air, the manufacturing of the machines and systems that facilitate this, and the global marketing and distribution of the patented technology, systems and products. We will pursue these activities with a focus on large scale government sales of the water from air technology and through Millenium, the sale of the technology and consulting on the implementation and utilization of Photovoltaic solar systems.

Since February, 2003 we have pursued the design, manufacture, sale, licensing and distribution of equipment that extracts and purifies water from the atmosphere. Although we have received letters and purchase orders for our equipment, we have not recorded any sales during this reporting period, as we have only manufactured and shipped demonstration units.


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


Millennium Electric TOU Inc., one of Israel's high technology companies, is an enterprise focusing on practical applications of solar energy. Millennium is well versed in designing, developing, installing and providing solar energy related products and services. The sophisticated solar energy devices are economical, clean and an environment friendly source of energy/power with a wide variety of practical applications in many fields. Millennium's skills encompass planning, design, construction and installation services and applications not connected to the electric power grid. Millennium's fully computerized systems serve remote housing, villages, street lighting installations, computerized irrigation, communication and various military systems. The company's total system capabilities have been proven in large-scale projects performed for Israel's Ministries of Energy, Housing and Defense. The company's mission is to continue to design and establish solar systems for communities on a worldwide basis, based on the "MSS," a unique patented system that utilizes advanced photovoltaic and storage technology combined with flat-plate solar water collectors to provide electricity and hot air/water and air-conditioning for residential and industrial buildings. Being modular, the average basic system can provide from 1kw up to 100 Megawatt of useful power utilizing solar energy products and services, for a more economical, cleaner, and safer environment.


Plan of Operation for the next 12 months
----------------------------------------

Our current cash position is only sufficient to carry us for about three months based upon our current cash needs. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term.

With the acquisition of Millenium and the company's new business focus, we have been able to obtain private placement funding to finance our activities in these fields. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors. We are also relying upon the same private placement funding to provide the cash required to consumate the proposed GiroSolar acquisition described earlier.

Except for the GiroSolar acquisition, we do not have any major expenditures planned, nor do we anticipate the purchase or sale of plant and / or significant equipment. Our plan calls for the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers. We do not anticipate any significant changes in the number of employees in the near term for our existing operations.

On January 14, 2001, we entered into a settlement agreement with our systems integrator, Andrew Corporation. At that time, we owed Andrew Corporation $1,400,000 for their services and equipment. Under the agreement, we paid an initial $100,000 and we were obligated to pay $100,000 per month until the balance was paid. We did not make any of the scheduled payments. On September 3, 2002, we reached a settlement agreement for all amounts due, by issuing a note in the amount of $300,000 which is due April 30, 2004. We secured this note with 300,000 shares of our common stock. If we are not able to pay the $300,000 on April 30, 2004, the obligation will revert to the balance due of $1,300,000. We do not have sufficient cash to meet this obligation at September 30, 2003. We will rely upon additional sales of our common stock under private placement transactions to satisfy this obligation. We have no assurances that we will be able to obtain this funding.

Millenium has several potential sizeable contracts in the sales process. Should these contracts be awarded, we will need to raise additional equity or arrange for financing vehicles to fund those contracts. Any equity raised could result in dilution of existing shareholders. Additionally, we are uncertain as to the availability of sufficient financing on acceptable terms.

To date, we have not incurred any production costs as we have only produced prototypes.



Results of Operations
---------------------

We did not generate any revenues during fiscal 2003 and 2002. However, our Peruvian subsidiary had revenues which are not reported as a result of a lack of cooperation from our subsidiary's management.


General and administrative expenses totaled $1,785,431 in the fiscal year ended September 30, 2003 and $807,033 in the fiscal year ended September 30, 2002. The increase in expenses resulted from activities associated with the entrance into the air-water technology industry.


General and administrative expenses for the fiscal years ended September 30, 2003 and 2002 were comprised of the following items:


                                                  2003             2002
                                              ----------        ----------

Abandoned acquisitions and fees               $  171,397        $        -
Consultants and outside services                 609,977           484,843
Depreciation                                       5,690            22,036
FCC licensing and site expenses                        -             1,338
Financing costs and fund raising expense         120,804             5,501
Legal expense                                    228,661            85,059
Miscellaneous and other expenses                  42,478            33,568
Professional fees                                136,154            91,570
Rent                                              27,650            37,462
Salaries                                               -            14,614
Travel                                            72,620            31,042
Settlement loss - WSI, Inc.                      370,000                 -
                                              ----------        ----------
                                              $1,785,431        $  807,033
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

Since we began operations, we have generated minor revenues and have incurred substantial expenditures and operating losses. In view of this fact, our auditors have stated in their report for the fiscal year ended September 30, 2003 and 2002 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we have and continue to negotiate equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital in the future, or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit, although Millenium does have a bank overdraft facility, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms.


If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

On June 6, 2003, we defaulted on the January 6, 2003 12% notes with a principal value of $60,000, which came due on that date. The holders of the Notes, who also hold a portion of our 4% convertible debentures, did not take action to foreclose on the Notes. These notes have been included in a proposed negotiated settlement whereby the notes and the debentures will be converted into shares of common stock at a fixed conversion price.

We are entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. We have negative cash flows and do not anticipate any significant revenues in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed on our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.


During the fiscal years ended September 30, 2003 and 2002, we received equity investments and advances of $1,054,577 and $383,291 respectively. These investments and advances were in the form of issuance of our common stock in various private placements.


Our long term debt is composed of the following debt obligations:

4% subordinated convertible debentures, issued April 14, 2000, maturing April 14, 2005. These debentures are convertible at 85%
of the average of the three lowest bid prices for the 22 trading
days prior to the date of conversion                                $3,380,548

8% senior secured convertible debentures, issued March 29, 2001, maturing March 29, 2005. These debentures are convertible at 85%
of the average of the three lowest bid prices for the 22 trading
days prior to the date of conversion                                $1,066,449
                                                                    ----------
        Total                                                       $4,446,997


Commitments

We do not have any material commitments for capital expenditures, although we recognize that should we receive substantial orders which are currently in our sales process, we will need to establish material commitments in order to complete these orders. We anticipate contracting our production requirements to third parties, as we do not have any facilities of our own.

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

-We may not be able to successfully market and develop the air from water systems required by the market we are focusing our sales efforts on. Governments and humanitarian organizations are subject to political influences which can change without notice. Needs, as defined by these groups, may also change. If we cannot design, build and modify the systems to meet these changes, our marketing efforts may not be productive.

-We may not be able to successfully defend against Credit Bancorp receiver's assertions.
As more fully described in Item 3. Legal Matters, the Receiver for Credit Bancorp denies that a conversion request was made with respect to a convertible, unsecured debenture we issued October 11, 1999, in the amount of $740,000. If we are unsuccessful in defending against the Receiver's position, we may have to pay the unpaid principal and accrued interest.

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


Michael Zwebner has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He is the founder of Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998 until March, 2002. Mr. Zwebner is the President of Card Universal Corporation, a privately held Florida corporation which we had issued a letter of intent to acquire. Card Universal has ceased operations and we have withdrawn and abandoned our letter of intent to acquire. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall.


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


Ami R. Elazari, is the founder, President and CEO of Millennium Electric T.O.U. Ltd. He is a Lt. Col. (Res.) in the Israeli army and served in the IDF Intelligence special unit. Mr. Elazari is an energy and computer engineer and holds a BA in Psychology and an MBA with honors. He is the Vice Chairman of the Israel Export Institute Environmental Technology Center and the Vice Chairman of the Israel Export Institute Start-Up Company Center. Mr. Elazari represents Israel in the IEA and holds a number of world patents in his name, mainly in renewable energy. Between 1990-1995 Mr. Elazari managed Amitec Energy and Computer Industries, from 1995-1999 he managed the PV division of Chromagen Solar Systems. He is a member of the Israeli Financial forum, High tech forum and has published numerous articles in his field of expertise.




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


 The Company entered into a three year consulting agreement with Overseas Communications Limited on November 2, 2001, for the management and business advisory services provided by Mr. Michael Zwebner, Chairman and CEO of the Company. The Agreement calls for annual payments of $240,000, payable in cash or the Company's common stock. For the fiscal year ended September 30, 2003, the Company paid $80,000 in cash and issued 3,160,742 shares of common stock under this agreement.


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

                                                                          Shares Issuable
Name of Named Executive Officer,           Number of     Percentage       Upon Exercise of
Director, or Beneficial Owner               Shares       Ownership      Options or Warrants
------------------------------               ------       ---------      -------------------

Michael J. Zwebner (3)                     4,977,910 (1)     4.7%                   0

Alexander Walker, Jr. (3)                    557,000           *                    0

Ramsey Sweis (3)                           1,723,970         1.6%               500,000

Curtis Orgil (3)                             251,000           *                    0

Ami R. Elazari   (3)                       2,200,000         2.1%

Executive Officers and Directors           9,709,880         9.1%
 as a Group - 5 individuals

Endeavour Capital                         10,506,184         9.9%              7,992,654 (2)
c/o Endeavour Advisors, Ltd.
P.O.B. 57116
Jerusalem 91570


Amro International S. A.                  10,506,184         9.9%              8,200,276 (2)
Grossmuenster Platz 26
Zurich, Switzerland CH8022

Esquire Trade & Finance Inc.               5,635,114         5.3%              4,500,114 (2)
Trident Chambers, Road Town
Tortola, BVI

Celeste Trust Reg                          3,028,530         2.9%              3,009,843 (2)
Trevisa-Treuhand-Anstalt
Landstrasse 8, 9496 Furstentums
Balzers, Liechtenstein


-------------------------------------------
* Less than 1%

(1) Includes 23 shares beneficially held by Overseas Communications Limited, 534,014 shares beneficially held by Overseas Development Holdings Limited and 204,167 shares beneficially held by Port Universal.


(2) Represents shares convertible under the 4%, due April 14, 2005, $3,380,548 and 8%, due March 29, 2005, $1,066,449 convertible debentures held, but not more than 9.9% of total outstanding, as per the provision of the debentures.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

   ITEM (601)                    DOCUMENT
   ----------                    --------
 (i)   3.1    Articles of Incorporation.

 (i)   3.2    Amendment to Articles of Incorporation

 (i)   3.3    Amendment to Articles of Incorporation.

 (i)   3.4    By-laws.

 (iv)  3.5    Amendment to Articles of Incorporation.

 (i)   4.1    Form of Certificate Evidencing shares of Common Stock of
              Universal Communication Systems, Inc.

 (i)   4.2    Convertible Unsecured Debenture for $740,000 issued by World
              Wide Wireless Communications, Inc. to Credit Bancorp.


 (v)   10.1   Stock Purchase Agreement dated November 30, 1999 Between
              Infotel Argentina S.A. and Universal Communication Systems, Inc.

 (v)   10.3   Security Purchase Agreement Among World Wide Wireless
              Communications, Inc. and the Purchasers Named Therein.

 (v)   10.4   Registration Rights Agreements Among World Wide Wireless
              Communications, Inc. and the Purchasers Named Therein.

 (v)   10.5   Escrow Agreement Among the Purchasers Named Therein, the
              Representative of the Purchasers and the Escrow Agent.

 (v)   10.6   Form of Debenture of Universal Communication Systems, Inc.
              with Respect to the 4% Convertible Debenture Due 2005.

 (v)   10.7   Form of Warrant to Purchase Shares of World Wide Communications,
              Inc. Issued in the Offering.

 (vi)  10.8   Amendment to the Securities Purchase Agreement entered into between World Wide Wireless Communications and the selling shareholders named therein.

 (ii)  10.9   Second Amendment to the Securities Purchase Agreement
              entered into between World Wide Wireless Communications and the selling shareholders name therein.


 (ii)  10.11  World Wide Communications, Inc. Incentive Stock Option Plan

 (iii) 10.12  Agreement between Overseas Communication Limited and World
              Wide Wireless Communications, Inc.


 (vii) 10.13  Stock Purchase Agreement by Universal Communication Systems, Inc.
              and Ami R. Elazari and Caltan Development, Ltd., dated
              August 22, 2003.

       10.14  Consulting Agreement - Dorit Elazari

       10.15  Consulting Agreement - Joseph Moore

       10.16  Consulting Agreement - Otzarot Nechasim Vehashkaot, Ltd.


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

          (i) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

         (ii) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on December 15, 2000.

        (iii) Filed with Form 10-KSB for the period September 30, 2002.

         (iv) Filed with Form DEF14A on April 25, 2002.


          (v) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

         (vi) Filed with Form 10-KSB for the period September 30, 2000.

        (vii) Filed with Form 8-K on October 14, 2003.



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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2004.


                                      Universal Communication Systems, Inc.


                                      By:   /s/ MICHAEL ZWEBNER
                                            -------------------
                                            Michael J. Zwebner
                                            Chief Executive Officer


In accordance with the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on June 29, 2004:


Signature                             Title                              Date
---------                             -----                              ----


/s/ MICHAEL J. ZWEBNER      Director, Chief Executive Officer,     June 29, 2004
----------------------      and Chairman of the Board
Michael J. Zwebner

/s/ ALEXANDER WALKER JR     Director and Secretary                 June 29, 2004
-----------------------
Alexander Walker, Jr.

/s/ RAMSEY SWEIS            Director                               June 29, 2004
-----------------------
Ramsey Sweis

/s/ CURTIS ORGIL            Director and Chief Financial Officer   June 29, 2004
-----------------------     (Principal Financial and Accounting
Curtis Orgil                 Officer)

/s/ AMI R. ELAZARI          Director                               June 29, 2004
-----------------------
Ami R. Elazari

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Auditor                                          F-2

Consolidated Balance Sheet                                             F-3

Consolidated Statements of Operations                                  F-4

Statements of Stockholders' Deficit                                    F-5

Consolidated Statements of Cash Flows                                F-6-F-7

Notes to the Consolidated Financial Statements                       F-8-F-24

                                           REUBEN E. PRICE & CO.
REUBEN E. PRICE, C.P.A. (1904-1986)   PUBLIC ACCOUNTANCY CORPORATION            MEMBERS
       -------                                 FOUNDED 1942               AMERICAN INSTITUTE OF
RICHARD A. PRICE, C.P.A.                                               CERTIFIED PUBLIC ACCOUNTANT
                                            703 MARKET STREET                    ------
                                         SAN FRANCISCO, CA 94103          SECURITIES AND EXCHANGE
                                              -------------            COMMISSION PRACTICE SECTION
                                             (415) 982-3556            OF THE AMERICAN INSTITUTE OF
                                         FAX (415) 957-1178            CERTIFIED PUBLIC ACCOUNTANTS
                                                                                 ------
                                                                           CALIFORNIA SOCIETY OF
                                                                       CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Universal Communication Systems, Inc.

We have audited the accompanying consolidated balance sheet of Universal Communication Systems, Inc. and subsidiaries (the Company), as of September 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows, for the years ended September 30, 2003 and 2002. The consolidated financial statements of Universal Communication Systems, Inc. and subsidiaries are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with The Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Companys current liabilities exceed current assets by nearly $1.4 million, and it has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reuben E. Price & Co.
June 2, 2004

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                           Consolidated Balance Sheet


                                                                   September 30,
                                                                        2003
                                                                   -------------
                         ASSETS
Current Assets:
   Cash & cash equivalents                                         $    144,682
   Accounts receivable, net                                             105,859
   Note receivable                                                      116,782
   Inventory, finished goods                                              4,900
   Prepaid expenses                                                      35,185
                                                                   ------------
        Total Current Assets                                            407,408
                                                                   ------------
Property, Plant and Equipment:
   Furniture and equipment                                               64,838
   Less: Accumulated depreciation                                        21,579
                                                                   ------------
        Total Fixed Assets, Net                                          43,259
                                                                   ------------
Other Assets:
   Patents, net                                                         606,714
   Deposits                                                               4,600
                                                                   ------------
       Total Other Assets                                               611,314
                                                                   ------------
            Total Assets                                           $  1,061,981
                                                                   ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Bank overdraft advances                                         $     25,721
   Accounts payable, trade                                              195,538
   Accrued expenses                                                     360,805
   Notes payable                                                        344,746
   Liabilities of discontinued operations                               946,794
   Due to related parties                                                93,308
   Due to officer                                                        11,368
                                                                   ------------
       Total Current Liabilities                                      1,978,280
Long-term Liabilities:
    Convertible debentures                                            4,446,996
                                                                   ------------
            Total Liabilities                                         6,425,276
                                                                   ------------
Commitments and Contingencies                                                --
Stockholders' Deficit:
   Preferred stock, par value $.001 per share , 10,000,000 shares
       authorized, no shares Issued and outstanding                          --
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 81,223,246 shares
       issued and outstanding                                            81,223
   Additional paid-in capital                                        26,482,580
   Accumulated deficit                                              (31,833,598)
   Account receivable, stockholder                                      (93,500)
                                                                   ------------
       Total Stockholders' Deficit                                   (5,363,295)
                                                                   ------------
             Total Liabilities and Stockholders' Deficit           $  1,061,981
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           For the Year Ended
                                                              September 30,

                                                            2003         2002
                                                        -----------   -----------
Operating Expenses:
    Sales and marketing                                 $   151,804   $        --
    Research and developmen                                  62,333            --
    General and administrative                            1,785,431       807,033
    Impairment losses                                            --       128,706
                                                        -----------   -----------
        Total Operating Expenses                          1,999,568       935,739
Other Expense:
    Interest expense                                        285,572       334,953
                                                        -----------   -----------
Net Loss                                                $ 2,285,140   $ 1,270,692
                                                        ===========   ===========

Basic and Diluted Net Loss per Common Share             $      0.09   $      5.54
                                                        ===========   ===========

Basic and Diluted Weighted Average Shares Outstanding    26,758,511       229,239
                                                        ===========   ===========


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATIONS SYSTEMS, INC. & SUBSIDIARIES
                       Statements of Stockholders' Deficit
                 For the Years Ended September 30, 2003 and 2002

                                                                                                 Accumulated
                                         Common Stock             Additional                        Other
                                   ---------------------------      Paid-in       Accumulated    Comprehensive       Total
                                       Shares       Amount          Capital         Deficit         Income          Deficit
                                   ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2001             137,993   $        137   $ 19,713,954    $(28,158,732)   $   (119,034)   $ (8,563,675)
Eliminate foreign currency
adjustment                                   --             --             --        (119,034)        119,034              --
Capital Stock Subscriptions
---------------------------
Common stock issued in private
    Placement between $3.00
    and $5.00 per share                  45,254             45        173,455              --              --         173,500
Conversion of debentures
    for common stock between
    $0.50 and $4.00 per share         4,898,636          4,899      2,611,537              --              --       2,616,436
Common stock issued for services
    at $0.20 and $15.00
    per share                           584,011            584        572,903              --              --         573,487
One for one thousand  reverse
    Split, Fractional shares
    Adjustment                            2,096              3             (3)             --              --              --
Common stock issued in escrow
    to secure debt                      300,000            300           (300)             --              --              --
Net loss for the fiscal year
    Ended, September 30, 2002                --             --             --      (1,270,692)             --      (1,270,692)
                                   ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2002           5,967,990          5,968     23,071,546     (29,548,458)             --      (6,470,944)
Common stock issued in private
    placements between $0. 026
    and $1.00 per share              22,742,301         22,742      1,192,087              --              --       1,214,829
Conversions of debentures
    for common stock between
    $0.0253 and $0.1275
    per share                        23,486,734         23,487        693,578              --              --         717,065
Common stock issued for services
    between $0.04 and $ 0.12
    per share                        18,008,770         18,009      1,086,386              --              --       1,104,395
Common stock issued for purchase
    of subsidiary at $.05
    per share                         5,000,000          5,000        245,000              --              --         250,000
Common stock issued for
    non-cash Investments
    in patent rights
    at of $0.05 per share             4,000,000          4,000        196,000              --              --         200,000
Common stock issued between
    $0.033 and $1.00 per share
    in escrow, not paid               2,017,451          2,017         (2,017)             --              --              --
Account receivable, stockholder              --             --             --              --         (93,500)        (93,500)
Net loss for the fiscal year
    ended, September 30, 2003                --             --             --      (2,285,140)             --      (2,285,140)
                                   ------------   ------------   ------------    ------------    ------------    ------------
Balance, September 30, 2003          81,223,246   $     81,223   $ 26,482,580    $(31,833,598)   $    (93,500)   $ (5,363,295)
                                   ============   ============   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                      For the Year Ended
                                                                         September 30,
                                                                      2003           2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                      $(2,285,140)   $(1,270,692)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
     Common stock issued for services                               1,104,395        573,485
     Impairment loss                                                       --        128,706
     Depreciation expense                                               5,690         22,036
     Interest payable added to principal of debentures                239,513        246,341
      Loss on write down of assets                                         --        190,066
            Interest payable added to principal of note payable        30,509             --
    Changes in operating assets and liabilities:
     (Increase) in inventory                                           (4,900)        48,991
     (Increase) in accounts receivable                               (105,859)            --
     (Increase) in prepaid and other                                  (85,249)        (4,600)
     Increase (Decrease) in accrued expenses and
     accounts payable                                                 181,902       (343,459)
                                                                  -----------    -----------

     Net Cash (Used) by Operating Activities                         (919,139)      (409,126)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of patent rights                                       (100,000)            --
     Purchase of property, plant and equipment                        (37,662)        (1,917)
     Note receivable                                                 (116,782)            --
     (Increase) Decrease in advances to related parties               (46,676)       (35,456)
                                                                  -----------    -----------

     Net Cash (Used) by Investing Activities                         (301,120)       (37,373)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of short term notes                                     60,000             --
      Proceeds of line of credit                                       25,721             --
      Proceeds from the issuance of senior secured
          convertible debentures, net                                      --        240,000
      Proceeds from issuance of common stock                        1,214,829        173,500
           Increase (Decrease) in advances from related parties        63,517         29,791
                                                                  -----------    -----------

     Net Cash Provided by Financing Activities                      1,364,067        443,291
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                           143,808         (3,208)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                874          4,082
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                $   144,682    $       874
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                     For the Year Ended
                                                                        September 30,
                                                                      2003           2002
                                                                  -----------    -----------
CONTINUED:
SUPPLEMENTAL DISCLOSURES OF CASH:
     Interest paid                                                $        --    $        --
     Income taxes paid                                            $        --    $        --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Interest accrued on debentures, added to
         the principal of the debentures                          $   239,852    $   246,341
     Interest accrued on note payable added
         to the principal of the note                             $    30,509    $        --
     Debentures converted to capital stock                        $   717,065    $ 2,616,436
     Capital stock issued in acquisition of subsidiary            $   250,000    $        --
     Capital stock issued in acquisition of patent rights         $   200,000    $        --


   The accompanying notes are an integral part of these financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES

         Background
         ----------

         The Company and its subsidiaries are actively engaged in developing and marketing solar energy systems, as well as systems for the extraction of drinkable water from the air. Consolidated subsidiaries include wholly-owned subsidiaries AirWater Corp, AirWater Patents Corp, Millennium Electric T.O.U. Ltd, Solar Style Inc (USA), and Solar One Inc, and majority-owned subsidiaries Millennium USA and Solar Style Ltd.

         Digital Way, Peru
         -----------------

         The Company owns 27% of Digital Way, S.A., a Peruvian telecommunications company. The Company treats Digital Way as an unconsolidated investment. Pursuant to APB 18, par 17, absent evidence to the contrary, and investor is presumed to have the ability to significantly influence an investee if it owns 20% or more of the investee's voting stock and the equity method of accounting is required. Because the majority ownership is concentrated among a small group of shareholders who operate Digital Way without regard to the views of Universal and the financial information necessary to apply the equity method of accounting is not being made available, Universal is unable to apply the equity method. Because significant doubt exists as to the recovery from this investment, the investment is fully impaired.

         Hard Disc Cafe, Inc.
         --------------------

         During fiscal 2002, the Company advanced $147,794 and signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc. (HDC), a Florida corporation, majority-owned by an officer of the Company. HDC intended to develop and license themed internet cafes. During 2002, HDC ceased all operations and returned $10,699 to the Company. As a result, the Company recognized a loss of $110,698 in fiscal 2002, and $26,397 in fiscal 2003.

         Card Universal Corporation, Inc.
         --------------------------------

         During fiscal 2003, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation, Inc.(CUC), a privately held development stage Florida corporation of which an officer of the Company was CEO and a major shareholder. CUC intended to provide and market prepaid "Stored Money Cards". CUC has ceased its development activities, is currently inactive, and the acquisition has been abandoned.

         CinemaElectric
         ---------------

         During fiscal 2003, the Company agreed to acquire CinemaElectric, a Los Angeles based multimedia messaging service company. On August 12, 2003, the Company released CinemaElectric from the agreement in exchange for 10% of CinemaElectric's stock, which was not received as of September 30, 2003.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES (continued)

         AirWater Systems
         ----------------

         On March 21, 2003, the Company licensed worldwide rights to patents held by J.J. Reidy & Co, relating to a water production/generation system, for a period of not less than 10 years. In connection with the licensing, the Company created two wholly-owned subsidiaries: AirWater Corp, to produce and market the systems, and AirWater Patents Corp, to hold the Company's licensed patent rights. The Company paid $100,000 cash and 4 million shares of Company stock valued at $200,000. Additionally, the license agreement requires royalty payments of 5-7% of gross water system sales, with minimum royalty payments of $10,000 monthly beginning November 2003.

         The $300,000 acquisition cost is included in Patents. As discussed in
         Note 12, no amortization or impairment has been recognized.

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

         The Company's purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, which is included in Patents. As discussed in Note 12, no amortization or impairment has been recognized.

         Two new wholly-owned US subsidiaries, Solar One Inc and Solar Style Inc
         (USA), were created by the Company to market the solar systems. As of September 30, 2003, they were inactive, with no assets or liabilities.

         Millennium has two subsidiaries: 65%-owned Millennium USA, and 50%- owned Solar Style Ltd. Both are inactive, with no assets or liabilities.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES (continued)

         Millennium Solar Systems (continued)
         ------------------------------------

         The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2001:

         For the years ended September 30:      2003            2002
                                            -----------      -----------
         Revenues                           $   162,066      $   136,814
         Expenses                             2,477,052        1,364,838
                                            -----------      -----------
         Net (Loss)                         ($2,314,986)     ($1,228,024)
                                            ===========      ===========
         Basic & Diluted Loss per Share     ($     0.09)     ($     0.26)
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

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at the lower of cost or fair value. Intercompany transactions are eliminated.

         Basic and Diluted Net Loss Per Share
         ------------------------------------

         The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants totaling 28,071 in fiscal 2002 and 27,521 in 2003 has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                         Fiscal Year Ended
                                                           September 30,
                                                       2003            2002
                                                    -----------     -----------
         Net loss                                   $(2,285,140)    $(1,270,692)
                                                    ===========     ===========

         Weighted average number of common shares    26,758,511         229,239
                                                    ===========     ===========
         Basic and diluted loss per share           $     (0.09)    $     (5.54)
                                                    ===========     ===========

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

         Property, Plant and Equipment
         -----------------------------

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

         Investments
         -----------

         The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this standard, management determines the appropriate classifications of debt securities at the time of acquisition, and reevaluates such designation as of each balance sheet date.

         Revenue Recognition
         -------------------

         Revenues from the sales of products are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when persuasive evidence of an arrangement exists and delivery of the product has occurred, provided that the collection of the resulting receivable is probable, the price is fixed or determinable, and no significant obligation exists. The Company does not grant any right of return.

         Because the Company's acquisition of Millennium occurred only one day before its fiscal year-end, no Millennium revenue has been recognized in the Company's consolidated statement of operation for the year ended 9/30/03.

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

         Comprehensive Income and Foreign Currency Translation
         -----------------------------------------------------

         The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The financial statements of the Company's foreign subsidiaries are measured using the U.S. dollar as the functional currency. Where there are foreign currency transactions, assets and liabilities are translated at exchange rates as of the balance sheet date and revenues and expenses were translated at average rates of exchange in effect during the year. Any cumulative translation adjustments are recorded as a separate component of stockholders' equity.

         Recent Accounting Pronouncements
         --------------------------------

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------

         long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2003.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2003.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which has not had a material effect on the Company's financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact on the Company's financial statements from the adoption of this statement.

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN)46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recent Accounting Pronouncements (continued)
         --------------------------------------------

         interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

         In November 2002, the Financial Accounting Standards Board issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and do not have an impact on the financial statements of the Company. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have an impact on its results of operations or financial position.

NOTE 3 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's current liabilities exceed current assets by over $1.5 million, has experienced losses since inception, and had an accumulated deficit of $31,833,598 at September 30, 2003. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management has modified its business plan and is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems. The Company needs to secure additional capital through sales of common stock. There is no assurance that management will be successful in its efforts to raise additional capital.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------

         In November 1998, the Company and its predecessor affiliates filed an action against the lessor of its leases for the Concord and San Marcos,

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         Litigation (continued)
         ----------------------

         California multipoint distribution service channels. Thereafter, the lessor cross-complained against the Company and its predecessors, alleging breach of contract. On December 9, 1999, a settlement agreement was signed. Under terms of the settlement agreement, the Company had an option to purchase the Concord and San Marcos leases for a price of $250,000 each, less lease payments already made. The Company elected to exercise the option to purchase the Concord lease, and the appropriate transfer procedure has been initiated with the U.S. Federal Communications Commission (FCC) which is still pending. The Company believes that under current FCC regulations it is not required to pay the $250,000 purchase price until such time as the FCC has approved the transfer of the license, and has made no payment. Management has abandoned the pursuit of these leases and licenses.

         During 1999, the Company borrowed $740,000 from Credit Bancorp. Also in 1999, the Company filed suit against Credit Bancorp in US District Court in San Francisco, regarding improprieties. The case was settled in 1999, with the $740,000 loan converting to a $740,000 convertible debenture. In 2000, Credit Bancorp's receiver agreed to convert the debenture into 462 shares of the Company's stock. A new receiver has been appointed to administer the affairs of Credit Bancorp. The Company has been informed that the appointed receiver denies that such a conversion request was made, and the Company may be liable for the principal plus accrued interest. As of September 30, 2003, no shares had been issued. Management believes that the receiver's claim lacks an authoritative basis, and that the resolution of these matters will not have a material effect on the Company's financial statements.

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

         In fiscal 2003, Electric & Gas Technology Inc (ELGT) filed suit against the Company in Federal District Court in Texas, alleging patent infringement and other claims regarding the Company's AirWater products. This suit was dismissed without prejudice, for venue/jurisdictional reasons. It is not yet clear whether ELGT will re-file in another jurisdiction. The Company has counter-sued ELGT in Federal District Court in Florida for defamation and patent infringement, which case is still pending. Management believes that the resolution of these matters will not have a material effect on the Company's financial statements.

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

         Future minimum lease payments required under these leases are as follows at September 30, 2003:

         Fiscal year
         Ending September 30,
         --------------------

                2004                $ 73,692
                2005                  68,677
                2006                  13,512
                                    --------
                                    $155,881
                                    ========

         Management Agreement
         --------------------

         The Company entered into a three year consulting agreement with Overseas Communications Limited ("Overseas") on November 2, 2001, for Mr. Michael Zwebner to act as Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal years ended September 30, 2003 and 2002, the Company paid $80,000 and $20,000 in cash, respectively, and issued 3,160,742 and 365,966 shares of common stock, respectively, under this agreement. Mr. Zwebner is a shareholder of Overseas.

         Settlement Agreement
         --------------------

         As described more fully in Note 9, below, the Company has entered into a settlement agreement with the Andrew Corporation, formerly a major supplier to the Company. The related note payable for $300,000 was timely paid in April 2004.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

         Consultant Agreements
         ---------------------

         In September 2003, the Company entered into two consulting agreements with two Millennium executives. The remaining contingent obligations on these agreements at September 30, 2003 totals $114,000.

         AirWater Minimum Royalty Payments
         ---------------------------------

         As discussed more fully in Note 1, the Company's license agreement, through its AirWater subsidiary, requires monthly royalty payments of $10,000 per month through October 2013.

NOTE 5 - STOCKHOLDERS' EQUITY

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

         During the fiscal year ended September 30, 2003, the Company sold 22,742,301 shares of its common stock for net cash proceeds of $1,214,829. The Company issued 23,486,734 shares of common stock in conversion of outstanding debentures for an aggregate value of $717,065. The Company also issued 18,008,770 shares of its common stock for services at an aggregate value of $1,104,395. Stock issued for services was at the reported market price for the shares at the time of issuance.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 6 - INCOME TAXES

         A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                          Fiscal years ended September 30,
                                              2002                 2003
                                       -----------------    ----------------
                                         Amoun        %       Amount      %
                                       ---------     ---    ---------    ---
         Computed income tax
           benefit at statutory rate   $ 447,000     34 %   $ 656,000     34 %
         Tax benefit reserved
           for doubtful valuation       (447,000)   (34)%    (656,000)   (34)%
                                       ---------            ---------

   Income tax benefit                       None                 None
                                            ----                 ----

         At September 30, 2003 the Company had a net operating loss carry forward for federal tax purposes of approximately $29,300,000 which, if unused to offset future taxable income, will expire between the years 2011 to 2023. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

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

         Significant components of the Company's deferred tax assets are as follows:

                                                2002            2003
                                            ------------    ------------
         Net operating loss carryforwards   $ 28,000,000    $ 29,300,000

         Valuation allowance                 (28,000,000)    (29,300,000)
                                            ------------    ------------
         Net deferred tax assets                    None            None
                                            ============    ============

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

         Combined transactions in non-employee options for the fiscal years ended September 30, 2003 and 2002 are as follows:

                                                          2003                    2002
                                                  --------------------    --------------------
                                                               Average                  Average
                                                  Number of    Exercise   Number of     Exercise
                                                  Shares       Price      Shares        Price

         Options outstanding October 1            251,300       $0.624    251,300       $0.624
         Granted                                       --           --         --           --
         Cancelled/Expired                            250        95.00         --           --
         Exercised                                     --           --         --           --
                                                  -------       ------    -------       ------
         Options outstanding, September 30        251,050       $0.095    251,300       $0.624
                                                  =======       ======    =======       ======


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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 7 - STOCK OPTION PLANS (continued)

         Combined transactions in employee options for the fiscal years ended September 30, 2003 and 2002 are as follows:

                                                          2003                    2002
                                                  --------------------    --------------------
                                                               Average                  Average
                                                  Number of    Exercise   Number of     Exercise
                                                  Shares       Price      Shares        Price

         Options outstanding October 1              6,300           $602.00      6,300          $ 602.00
         Granted                                        0              0             0             0
         Cancelled/Expired                           (200)           602.00          0             0
         Exercised                                      0              0             0             0
                                                    -----           -------      -----           -------
         Options outstanding, September 30          6,100           $602.00      6,300           $318.00
                                                    =====           =======      =====           =======

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

NOTE 8 - SECURITIES PURCHASE AGREEMENTS AND DEBENTURES

         On April 14, 2000, the Company entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures maturing April 14, 2005, and preferred stock. On August 10, 2000 and again on October 18, 2000, the Company agreed with the investors to modify certain terms of the earlier funding agreement including elimination of the warrants and the preferred stock. The investors acquired $6,720,000 of 4% subordinated debentures. Interest is compounded semi-annually on the aggregate principal amount and is payable upon conversion, redemption or maturity of the debentures. Accumulated accrued interest is payable by increasing the aggregate principal amount of the debentures semi- annually and convertible into common stock of the Company. The debentures are not callable and can be converted into common stock at the option of the Holder at any time. The debentures are convertible generally at 85% of the average per share market value for the 5 consecutive trading days immediately prior to the conversion date.

         On March 29, 2001, the Company entered into a Senior Secured Convertible Debentures and Warrants Purchase Agreement with several investors. On June 7, 2001 the Company and several investors agreed to amend the March 29, 2001 Senior Secured Convertible Debentures and Warrants Purchase Agreement. The investors agreed to purchase $200,000 principal amount of 8% senior convertible debentures, maturing in February and March 2005. The Company also agreed to issue letter warrants to purchase up to $125,000 divided by 85% of the average of the three lowest bid prices during the 22 trading days prior to June 7, 2001. Interest is computed at 8% per annum on the principal amount, compounded quarterly and is payable upon conversion, redemption or maturity of the debentures. The debentures are convertible generally at 70% of the average of the 3 lowest bid prices during the 22 trading days immediately prior to the conversion date.

         In July 2003, an individual purchased a 4% Convertible Debenture with a principal amount of $100,000, maturing in 2005, from an existing bondholder. The debenture, as amended, allows its conversion at any time into 2,300,000 freely transferable shares of the Company's stock.

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

         The balance of long-term debentures are shown in the following table. All of the debentures are due in the year 2005.

                                                Balance Outstanding
                                                 September 30, 2003
                                                -------------------
         4% Debenture                                $3,380,547
         8% Debentures                                1,066,449
                                                     ----------
                        Total long term              $4,446,996
                                                     ==========

NOTE 9 - NOTE PAYABLE

         The Notes Payable of $344,746 is composed of $284,746, related to the Andrew Corporation settlement agreement (discussed below), and a $60,000 note, bearing an interest rate of 12%, which matured on January 6, 2003. The Company is in negotiations with the holder to convert the note into stock of the Company, which has not yet occurred.

         On January 14, 2001, the Company entered into a Settlement Agreement with its systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment in an approximate amount of $1,400,000. Under the Agreement, Andrew received an initial payment of $100,000 and was scheduled to receive an additional $100,000 each month until the loan was repaid. No payments were made. In addition, the Company issued a warrant to purchase no less than 200 and no more than 500 shares of the Company's common stock. The warrants are exercisable until January 24, 2005 at an exercise price of $230 per share. The warrants were issued in lieu of interest, and the Company is required to register the shares underlying the warrants. Further, on July 23, 2001, the Company entered into an agreement with Andrew to resolve all remaining indebtedness. This agreement required the return of all equipment previously shipped to Argentina, most of which has been held in the duty free zone in La Plata, Argentina, as well as some inventory held in the U.S. The equipment in Argentina has not yet been returned to Andrew. The Company has not been able to locate the equipment in Argentina. On September 3, 2002, the Company reached a settlement agreement with Andrew Corporation for all amounts due. The Company issued a note in the amount of $300,000 due in April 2004. The note bears no interest and is secured by 300,000 shares of the Company's common stock. The amount due was paid in April 2004.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 9 - NOTE PAYABLE (continued)

         Because there was no stated interest, $45,763 was calculated as imputed interest, resulting in a stated value of the note payable of $254,237 recorded as part of Notes Payable. Interest expense of $30,509 was computed for the year ended September 30, 2003 and added to the stated value of the note, increasing the stated value of the note payable to $284,746 as of September 30, 2003.

NOTE 10 - RELATED PARTY TRANSACTIONS

         Company CEO Michael Zwebner is the majority shareholder of Hard Disc Cafe, Inc (HDC), with which the Company entered into a letter of intent to acquire HDC, as discussed in Note 3 above.

         Mr. Zwebner is also the majority shareholder of Card Universal Corporation, Inc., with which the Company entered into a letter of intent to acquire Card Universal, as discussed in Note 1 above.

         Mr. Zwebner advanced certain funds to the Company, of which $11,368 was outstanding and payable to him at September 30, 2003. Furthermore, Mr. Zwebner assumed a liability owing to the Company from a third party, resulting in an account receivable, stockholder of $93,500.

         As discussed in Note 4, the Company entered into a three year consulting agreement with Overseas Communications Limited ("Overseas") on November 2, 2001, for Mr. Michael Zwebner to act as Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal years ended September 30, 2003 and 2002, the Company paid $80,000 and $20,000 in cash, respectively, and issued 3,160,742 and 365,966 shares of common stock, respectively, under this agreement. Mr. Zwebner is a shareholder of Overseas.

         During fiscal 2003, the Company paid $6,963 to its stock registrar, The Nevada Agency and Trust Company (NATCO). Alexander Walker Jr, the Company's Corporate Secretary and a Director, is the Chairman and a shareholder of NATCO. Mr. Walker also received 500,000 shares of the Company's stock as compensation for legal services.

         Mr. Curt Orgil, the Company's Treasurer and a Director, received 200,000 shares of the Company's stock as compensation for financial services.

NOTE 11 - RESEARCH AND DEVELOPMENT COSTS

         The Company does not capitalize costs for improvement or refinement of existing products. Product development expenses charged against earnings were $62,333 in the fiscal year ended September 30 2003.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

NOTE 12 - PATENTS

         Intangibles consist of $300,064 of goodwill allocated to patents, related to the Millennium acquisition (see Note 1), and $306,650 of patent and related license costs, $300,000 of which relates to the acquisition of the AirWater patent licenses from J.J. Reidy (also see
         Note 3), and $6,650 of which relates to the Company's distributed wireless call processing (DWCP) system. The Company has chosen to amortize the cost of the patents and patent licenses using the units-of-production method. No amortization is recognized during fiscal 2003 on the Millennium patents, because they were acquired at the end of the year. No amortization is recognized during fiscal 2003 on the AirWater and DWCP patents, because no units were sold. No reasonable estimate of future amortization costs can be made at this time.

         With the Company's adoption of SFAS No. 142, intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs that would indicate that the carrying amount may be impaired. The amount of the impairment loss is calculated by the excess of the asset's carrying value over its fair value. Management has analyzed the patents and licenses, and has determined that there is no impairment at this time.

NOTE 13 - NOTES RECEIVABLE

         The Company's investment in notes receivable consists solely of demand notes maturing in less than one year, in the amount of $116,782. Investments with maturities of less than one year are classified as short-term investments. These investments are carried at cost (which approximates fair value), with an interest rate of 10% per annum.

NOTE 14 - LIABILITIES FROM DISCONTINUED OPERATIONS

         This amount of $946,794 represents expenses incurred before 9/30/01, in the normal course of business, at the time when the Company was engaged in developing and providing of wireless broadband internet services. While the Company is currently in the process of renegotiating or settling these liabilities, it is not possible to determine at this time if, and to what degree, it will be successful in doing so. Therefore, it is not practicable or cost effective to develop any estimates of fair value (SFAS No. 107).

NOTE 15 - SUBSEQUENT EVENTS

         On December 15, 2003, the Company tentatively agreed to acquire GiraSOLAR BV, a Dutch holding company with 2 subsidiaries, Stroomwerk Energy and Solar Service Buro, both involved in the photo-voltaic solar industry. The Company is in the process of conducting its due diligence in connection with this proposed acquisition.