Form 10QSB/A
period 2003-12-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-06-30
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                  FORM 10-QSB/A
                               Amendment Number 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _________

Commission file number:  000-30405

                      Universal Communication Systems, Inc.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                      4812                         860887822
 (State or jurisdiction   (Primary Standard Industrial          (IRS Employer
    of incorporation          Identification No.)               Classification
    or organization)                                               Code No.)

                                MICHAEL J. ZWEBNER
                             407 Lincoln Rd, Suite 12F
                              Miami Beach, FL 33139
                             -------------------------
                    (Address of principal executive offices)

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

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Balance Sheet - September 30, 2003 and
            December 31, 2003                                                3

            Statement of Operations for the three months
            Ended December 31, 2003 and 2002                                 4

            Statement of Cash Flows for the three months
            Ended December 31, 2003 and 2002                                 5

            Notes to the Financial Statements
            December 31, 2003                                                6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                 13


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                14

   Item 2.  Changes in Securities                                            15

   Item 3.  Defaults Upon Senior Securities                                  16

   Item 4.  Submission of Matters to Vote of Security Holders                16

   Item 5.  Other Information                                                17

   Item 6.  Exhibits and Reports on Form 8-K                                 17

   Item 7.  Signatures                                                       18

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              Universal Communication Systems, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets



                                                 December 31,      September 30,
                                                     2003               2003
                                                 ------------      ------------
                                                 (unaudited)
                     ASSETS
Current Assets:
   Cash & cash equivalents                       $    117,561      $    144,682
   Accounts receivable, net                            36,986           105,859
   Due from officer (net)                              22,026                --
   Note and other receivable                          339,211           116,782
   Inventory, finished goods                           21,325             4,900
   Prepaid expenses                                    39,064            35,185
                                                 ------------      ------------
        Total Current Assets                          576,173           407,408
                                                 ------------      ------------
Property, Plant and Equipment
   Furniture and equipment                            148,387            64,838
   Less: Accumulated depreciation                      22,858            21,579
                                                 ------------      ------------
        Total Fixed Assets, Net                       125,529            43,259
                                                 ------------      ------------
Other Assets:
   Patents                                            606,714           606,714
   Deposits                                            19,206             4,600
                                                 ------------      ------------
       Total Other Assets                             625,920           611,314
                                                 ------------      ------------
            Total Assets                         $  1,327,622      $  1,061,981
                                                 ============      ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Bank overdraft advance                        $     41,662      $     25,721
   Accounts payable                                   225,282           195,538
   Accrued expenses                                   492,803           360,805
   Notes payable                                      352,373           344,746
   Liabilities of discontinued operations             946,794           946,794
   Due to related parties                              50,265            93,308
   Due to officer                                          --            11,363
                                                 ------------      ------------
       Total Current Liabilities                    2,109,179         1,978,280
Long-term Liabilities:
    Convertible debentures                          3,916,513         4,446,996
                                                 ------------      ------------
            Total Liabilities                       6,025,692         6,425,276
                                                 ------------      ------------
Commitments and Contingencies                              --                --
                                                 ------------      ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share,
       10,000,000 shares authorized,
       no shares Issued and outstanding                    --                --
   Common stock, par value $.001 per share,
       800,000,000 shares authorized,
       107,146,000 and 81,223,000
       shares issued and outstanding                  107,146            81,223
   Additional paid-in capital                      27,668,853        26,482,580
   Accumulated deficit                            (32,502,131)      (31,833,598)
   Capital stock subscriptions                        121,562                --
   Account receivable stockholder                     (93,500)          (93,500)
                                                 ------------      ------------
       Total Stockholders' Deficit                 (4,698,070)       (5,363,295)
                                                 ------------      ------------
             Total Liabilities and
                 Stockholders' Deficit           $  1,327,622      $  1,061,981
                                                 ============      ============


                  See notes to condensed financial statements.

              Universal Communication Systems, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED



                                    Three Months    Three Months
                                       Ended           Ended
                                    December 31,     December 31,
                                       2003             2002
                                   ------------      -----------
Revenue and other income           $    177,276      $        --
Cost of goods sold                       14,572               --
                                   ------------      -----------
Gross profit                            162,704               --
                                   ------------      -----------
Operating expenses
    Sales and Marketing                 229,649               --
    Research and Development             95,904               --
    General and Administrative          496,536          179,899
                                   ------------      -----------
      Total Operating Expenses          822,089          179,899
                                   ------------      -----------
Operating income (loss)                (659,385)        (179,899)

Interest income (expense)               (61,193)         (49,888)
                                   ------------      -----------


Net loss                           $   (720,578)     $  (229,787)
                                   ============      ===========

Basic And Diluted Loss Per
Share                              $     (0.008)     $    (0.034)
                                   ============      ===========

Basic and Diluted Weighted
Average Shares Outstanding           91,475,396        6,835,651
                                   ============      ===========


                  See notes to condensed financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                        Condensed Statement of Cash Flows
                                    UNAUDITED


                                                       For the         For the
                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      December 31,  December 31,
                                                         2003            2002
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                           $(720,578)     $(229,787)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation expense                                1,796          1,422
       Interest payable added to principal of
       debentures                                         55,395         39,758
       Interest added to principal of note payable         7,627          7,627
       Stock issued for services                         241,764        104,280
    Changes in operating assets and liabilities:
       (Increase) in prepaid and other                    (3,879)            --
       Decrease in accounts receivable                    68,873             --
       (Increase) in note receivable                    (222,429)            --
       (Increase) in inventory                           (16,425)            --
       Increase in note payable                            7,627             --
       Increase in line of credit                         15,941             --
       Increase in accrued expenses                      131,998          3,746
       Increase in accounts payable                       29,744         14,077
       (Decrease) in due to related entities             (43,043)        50,775
       Other                                             (14,606)            --
                                                       ---------      ---------

       Net Cash (Used) by Operating Activities          (417,152)        (8,102)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Decrease in advances from related parties         (33,394)         7,501
       Purchase of property, plant and equipment         (84,065)            --
       Other                                             (33,504)            --
                                                       ---------      ---------

       Net Cash (Used) by Investing Activities          (150,963)         7,501
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common stock         584,037             --
      Decrease in due from related parties               (43,043)            --
                                                       ---------      ---------
       Net Cash Provided by Financing Activities         540,994             --
                                                       ---------      ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (27,121)          (601)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                               144,682            874
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                   $ 117,561      $     273
                                                       =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                   $      --      $      --
       Income taxes paid                               $      --      $      --

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                 $  55,395      $  39,758
       Interest accrued on the note payable, added
         to the principal of the note                  $   7,627      $   7,627
       Debentures converted to capital stock           $ 560,000      $      --


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

RISK FACTORS


         For the past two fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $32,502,131. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.


         We will require additional capital in the short term to remain a going concern.


         We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the Air - Water and photo voltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2003 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. Although one of our subsidiaries has a bank account overdraft facility, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.


         We are currently focusing our operations on the design, manufacture and sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market and that the market will respond to our product line.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
----------------------------------------

         Our cash position at December 31, 2003 is $117,561. This is only sufficient to provide coverage for two months of operating cash needs, based on the current reporting period's negative cash flow from operations. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term. Further, we anticipate that by December 31, 2004, our subsidiaries will have sufficient revenues that we will not require funding from equity sales.

         With the acquisition of Millennium (described later) and the company's new business focus, we have been able to obtain private placement funding to finance our activities in these fields. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors. We are also relying upon the same private placement funding to provide the cash required to consumate the proposed GiroSolar acquisition described earlier.

         Except for the GiroSolar acquisition, described later, we do not have any major expenditures planned, nor do we anticipate the purchase or sale of plant and / or significant equipment. Our plan calls for the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers.

         We do not anticipate any significant changes in the number of employees in the near term for our existing operations.

         On January 14, 2001, we entered into a settlement agreement with our systems integrator, Andrew Corporation. At that time, we owed Andrew Corporation $1,400,000 for their services and equipment. Under the agreement, we paid an initial $100,000 and we were obligated to pay $100,000 per month until the balance was paid. We did not make any of the scheduled payments. On September 3, 2002, we reached a settlement agreement for all amounts due, by issuing a note in the amount of $300,000 which is due April 30, 2004. We secured this note with 300,000 shares of our common stock. If we are not able to pay the $300,000 on April 30, 2004, the obligation will revert to the balance due of $1,300,000. We do not have sufficient cash to meet this obligation at December 31, 2003. We will rely upon additional sales of our common stock under private placement transactions to satisfy this obligation. Subsequent to March 31, 2004, we paid Andrew Corporation $270,000 in cash and released the 300,000 shares of common stock held in escrow to them in satisfaction of this obligation.

         We have several potential sizeable contracts in the sales process. Should these contracts be awarded, we will need to raise additional equity or arrange for financing vehicles to fund those contracts. Any equity raised could result in dilution of existing shareholders. Additionally, we are uncertain as to the availability of sufficient financing on acceptable terms.

         To date, we have not incurred any production costs with respect to the AirWater product line as we have only produced prototypes.

BUSINESS AND ORGANIZATION


         Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2003, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities.

         We currently have three channels of activity, each conducted by a wholly owned subsidiary. Air Water Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millennium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar One, Inc., ("Solar One") a Florida corporation, formed in July, 2003, manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather cases for consumer electronic products. Solar One was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., an Israeli company 50% owned by us. We have recently combined the technology of the photovoltaic system of Millenium and the water extraction systems of Air Water and developed a self powered air water machine.

         Airwater's initial action was to obtain licensing rights to the technology. To that end, we acquired four patents by agreement dated March 24, 2003, relating to this technology from J. J. Reidy Company of Holden, Massachusettes. Under the terms of the agreement, we paid $300,000, and we are obligated to pay a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000, $100,000 was paid in cash, and the balance of $200,000 was settled by the issuance of restricted common shares.

         Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Our plan for development of the Air Water and Photovoltaic product lines call for utilizing outside consultants and agents to assist and/or perform the manufacturing, marketing, sales and integration of our products to the end users.

         In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. As previously mentioned, on September 29, 2003 we completed the acquisition of Millennium to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power for the air-water system.

         Millennium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. The Company and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products.

NEW PRODUCTS

         In line with our new business plans, AirWater engaged engineers and product development experts to both enhance existing technologies, and to develop new systems and applications. In this regard, the company announced on October 23, 2003 that it had developed a new special Multi Head Dispenser Air to Water system for the marine and Boating industry.

INTERNATIONAL SALES AND MARKETING


         We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for the Air Water and Millenium product and service offerings. Solar One is targeting the North American and European consumer markets. Our sales strategy is to engage independent sales consultants, who are commission based, and thus create a more extensive marketing and networking program than that which could be achieved using an employee based salesforce alone.


         Since the company started marketing AirWater Machines and Systems, we have made inroads into many international markets. Sample machines have been shipped to Mexico, Los Angeles, Huntsville, Brazil, France, Cameroon, Australia, China, Switzerland, Jordan, Iraq, etc. We have received positive feedback from these demo placements, with an indication of order placements to be forthcoming. Although we have received a few orders, we have not recognized any sales nor shipped any units other than demos, as the current costing structure could not justify small shipments.

         We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the Air Water products and systems are somewhat longer than was previously projected. However, management remains confident that sizeable international orders for the machines will occur in 2004.

         As part of our efforts to identify third party manufacturers for the Air Water machines, who are strategically located, we reached a preliminary agreement with a manufacturer of dehumidifiers and air conditioners in Sao Paulo, Brazil. Although prototypes have been produced, relations with this source have not been conducive to a mutually beneficial arrangement and management will continue to evaluate this resource.

OVERSEAS LICENSES


         On November 20, 2003, Millennium entered into a memorandum of understanding and Licensing Agreement with a Brazilian company, Heliotek, to license the manufacture of Multi Solar System Photo Voltaic Solar Panels in that country. The License calls for a one time license payment of $200,000 with royalty residuals between 5 and 10 percent on all manufactured and sold products. Negotiations continue in this regard.

         On December 15, 2003, we signed a memorandum of understanding to effect a licensing transaction with an Australian Group for the manufacture and or assembly of AirWater machines and PV Solar Panels in Australia. This transaction, as with the Brazilian agreement, secured a one time technology fee, due to us, of $200,000 with Royalty residuals of 5 percent on all manufactured and sold products. In early January, 2004, we received the first installment payment of $10,000 pursuant to this agreement. The balance is due over the following eighteen months at intervals not greater than 90 days.


LISTING ON FOREIGN EQUITIES EXCHANGE


         On December 1, 2003, the company obtained a listing on the Berlin Exchange in Germany. The company was allocated a trading symbol UCV. By the end of December, no trading had yet been generated in this new market. Subsequent to this, we have engaged the services of the Geneva Group, an entity with expertise in marketing and corporate promotions, to bring to the German investor an awareness of our business, as well as an awareness of our stock listing in the German exchange. It is expected that trading on the Berlin Exchange will improve as a result of the services of the Geneva Group. We have been advised that we do not have any regulatory filings in connection with this listing beyond what is required for our United States securities filings.


OVERSEAS OFFICES


         In line with marketing and sales needs of AirWater and PV Solar Products, we have opened operational offices in Geneva Switzerland and Paris France through strategic partnerships with existing businesses in those locals. In addition, we have set up representation in Mexico, Brazil, Morocco, China, and in several countries in Africa. Our subsidiary, Solar One, has set up offices in Baltimore, Maryland for the sales and marketing of Solar Products and Systems.


ACQUISITIONS


         On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. This Dutch group is composed of two separate operating subsidiaries, Stroomwerk Energy
(SWE) and Solar Service Buro (SSB).The company is currently doing its due diligence and legal preparatory work, in anticipation of closing the acquisition by the end of March 2004.


NEW PRODUCT - LIFESAVER


We announced the company's new product, the LIFESAVER, a PV Solar Energy powered AirWater Machine. Recognizing the lack of adequate electric or other power in certain areas of the world that have shown serious interest in the AirWater machines, the company has developed a system wherein the AirWater Machine will operate solely from Electric Energy generated by PV Solar Panels. Following completion of technical and safety testing of the product and system, sales of this product are planned to commence in the latter part of 2004.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002.


         Revenues and cost of sales for the three months ended December 31, 2003 were earned entirely by our subsidiary, Millenium.

         Operating expenses for the three months ended December 31, 2003 amounted to $837,089 compared to $179,899 for the three months ended December 31, 2002. These expenses were primarily consultants, professional fees and rents. The increase of $657,190 was due to marketing expenses, legal fees, R&D costs and travel expense which was not incurred in the prior period as a result of the Air Water and Millenium activities new to the company.

         Net losses for the three months ended December 31, 2003 were $720,578, as compared with $229,787 for the three months ended December 31, 2002.

         As previously noted, we completed the agreement to purchase 100% of the stock of Millennium Electric T.O.U. Ltd (Millennium), an Israeli company on September 29, 2003. Millenium specializes in the development and installation of solar power systems to international markets. Terms included an initial transfer of 5 million shares of our common stock, valued at $250,000, with options for the sellers to purchase an additional 22 million shares at various exercise prices, ranging from $0.05 to $0.39 per share, to be granted under various conditions related to certain future events and future performance standards for Millennium.


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

         The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2002:


      For the three months ended December 31:       2003               2002
                                                -----------        -----------
         Revenues                               $   177,276        $    17,114
         Expenses                                   897,854            249,139
                                                -----------        -----------
         Net (Loss)                             $  (720,578)       $  (232,025)
                                                ===========        ===========
         Basic & Diluted Loss per Share         $    (0.008)       $    (0.034)
                                                ===========        ===========

LIQUIDITY AND CAPITAL RESOURCES


         On December 31, 2003 the Company had cash and cash equivalents of $117,561 compared with $144,682 as of September 30, 2003. This represents a cash decrease of $27,121 from the cash position at September 30, 2003. This decrease resulted primarily from cash used in operations in the amount of $417,152, cash used to purchase fixed assets and fund related party debt increase amounted to $150,963, and offset by funds received in private placements of our common stock in the amount of $584,037. Related party debt increase of $33,394 was due to advance payments in error on service contracts and travel expenses. We are entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. As noted above, cash used in operations for the three months ended December 31, 2003 was $417,152. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed on our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

         During the three months ended December 31, 2003, we received equity investments of $584,037. These investments were in the form of issuance of our common stock in various private placements. These proceeds were used to fund our operating deficit and equipment purchases.

         While management builds the AirWater and photovoltaic businesses, current operating cash is being provided by the sale of common stock under private placements. There was a working capital deficit at December 31, 2003 in the amount of $1,439,506. Management is attempting to reduce this deficit through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern.

         We do not have any off-balance sheet arrangements.


ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         Under the supervision and with the participation of our Chief Executive Officer, Mr. Michael J. Zwebner and Chief Financial Officer, Mr. Curtis Orgil, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On August 26, 1999, we filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1,600 per share of unregistered, restricted shares of our common stock. Credit Bancorp has agreed to convert principal and accrued interest owing on the debenture into 463 shares of our common stock.

         In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and the Company may be liable for the principal plus accrued interest. We have not provided for this liability in our financial statements, as we believe the receiver's claim lacks an authoritative basis.

         On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas (identified in the court records as Federal District Court, Northern District of Texas -- Dallas Division Cause No. 3-03CV-1798-G). Their press release stated that we had infringed on their patents. Counsel has advised us that their claims lacked substance. On November 24, 2003, the court granted our motion for dismissal due to lack of Texas jurisdiction. ELGT has similar suits filed against other companies in the same industry. We filed a counter claim in the United States District Court, Southern District of Florida, case number 03-22196-Civ-Seitz, disputing ELGT's claims of patent infringement and as a result of statements published in their press releases, we included in our complaint $118 million in damages for their false, defamatory and libelous statements. On January 24, 2004, we were granted a default judgement against ELGT as a result of their failure to appear, answer or respond to the complaint.

ITEM 2.  CHANGES IN SECURITIES.


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

On October 21, 2003, we issued 791,669 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On November 3, 2003, we issued 2,350,205 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On November 11, 2003, we issued 162,000 shares of common stock under a private placement subscription at $0.05 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with this transaction, we paid a commission of 10% to a third party.

On November 19, 2003, we issued 200,000 shares of common stock under a private placement subscription at $0.05 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with this transaction, we paid a commission of 10% to a third party.

On December 3, 2003, we issued 1,250,000 shares of common stock under a private placement subscription at $0.04 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 18, 2003, we issued 3,424,434 shares of common stock under private placement subscriptions at various prices ranging from $0.03 per share to $0.06 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On December 19, 2003, we issued 858,000 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $560,000 of debentures into 12,200,000 of the Company's common stock on various dates between November 7 and December 22, 2003, at various prices ranging from $0.0375 per common share to $0.075 per common share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company's annual meeting of stockholders was held on October 22, 2003. The directors elected at the meeting were:

                                             For       Withheld
                                         ----------    --------
         Curtis A. Orgil                 69,211,779     66,828
         Ramsey Sweis                    69,211,779     66,828
         Alexander H. Walker, Jr.        69,211,779     66,828
         Michael J. Zwebner              69,211,779     66,828
         Ami Elazari                     68,711,779    566,828

     Ratification of the selection of Reuben E. Price, P.A., as the Company's independent auditors for the fiscal year ending September 30, 2003:

                                For       Against    Withheld
                            ----------    -------    --------
                            63,670,279    31,997       6,715

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

         (b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

             None

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 29, 2004            UNIVERSAL COMMUNICATION SYSTEMS, INC.



                                /s/ MICHAEL J. ZWEBNER
                                ------------------------
                                Michael J. Zwebner
                                Chief Executive Officer,
                                Chairman of the Board