Form 10QSB
period 2004-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2004-08-23
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2004
                                ------------------

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

                                 (305) 672-6344
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                            ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of July 30, 2004
         -----                      -----------------------------------

Common Stock, $.001 par value                      200,265,556

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      --------      ---------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - June 30, 2004 and
            September 30, 2003                                               3

            Consolidated Statements of Operations for the three months
            and nine months Ended June 30, 2004 and 2003                     4

            Consolidated Statements of Cash Flows for the
            nine months Ended June 30, 2004 and 2003                         5

            Notes to the Consolidated Financial Statements
            June 30, 2004                                                    6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10


PART II    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      12

            Certifications                                                  12

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                              Universal Communication Systems, Inc.
                              Condensed Consolidated Balance Sheets

                                                   June 30,        September 30,
                                                     2004               2003
                                                 ------------      ------------
                                                 (unaudited)
                     ASSETS
Current Assets:
   Cash & cash equivalents                       $    128,047      $    144,682
   Accounts receivable, net                           115,876           105,859
   Due from officer (net)                                  --                --
   Note and other receivable                          338,180           116,782
   Inventory, finished goods                           67,136             4,900
   Prepaid expenses                                    10,875            35,185
                                                 ------------      ------------
        Total Current Assets                          660,114           407,408
                                                 ------------      ------------
Property, Plant and Equipment
   Furniture and equipment                            340,452            64,838
   Less: Accumulated depreciation                      30,906            21,579
                                                 ------------      ------------
        Total Fixed Assets, Net                       309,546            43,259
                                                 ------------      ------------
Other Assets:
   Patents                                            606,714           606,714
   Deposits                                            54,856             4,600
                                                 ------------      ------------
       Total Other Assets                             661,570           611,314
                                                 ------------      ------------
            Total Assets                         $  1,631,230      $  1,061,981
                                                 ============      ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Bank overdraft advance                        $     82,053      $     25,721
   Accounts payable                                   309,731           195,538
   Accrued expenses                                   591,868           360,805
   Notes payable                                       60,000           344,746
   Liabilities of discontinued operations             946,794           946,794
   Due to related parties                              39,326            93,308
   Due to officer                                     379,323            11,363
                                                 ------------      ------------
       Total Current Liabilities                    2,409,095         1,978,280
Long-term Liabilities:
    Convertible debentures                          2,468,193         4,446,996
                                                 ------------      ------------
            Total Liabilities                       4,877,288         6,425,276
                                                 ------------      ------------
Commitments and Contingencies                              --                --
                                                 ------------      ------------
Stockholders' Deficit:
   Series A 8% Cumulative Convertible Preferred stock,
       par value $.001 per share,
       10,000,000 shares authorized,
       30,000 issued and outstanding                       30                --
   Common stock, par value $.001 per share,
       800,000,000 shares authorized,
       155,346,216 and 81,223,000
       shares issued and outstanding                  155,346            81,223
   Additional paid-in capital                      31,056,676        26,482,580
   Accumulated deficit                            (34,364,610)      (31,833,598)
   Account receivable stockholder                     (93,500)          (93,500)
                                                 ------------      ------------
       Total Stockholders' Deficit                 (3,246,058)       (5,363,295)
                                                 ------------      ------------
             Total Liabilities and
                 Stockholders' Deficit           $  1,631,230      $  1,061,981
                                                 ============      ============

             See notes to condensed consolidated financial statements.
                                       3

                              Universal Communication Systems, Inc.
                        Condensed Consolidated Statements of Operations
                                            UNAUDITED


                                          Three Months Ended June 30,            Nine Months Ended June 30,
                                         ----------------------------            --------------------------
                                            2004               2003                 2004             2003
                                         ----------          --------            ----------       ---------
Revenue and other income                 $  220,529          $       -           $  449,856       $       -
Cost of goods sold                          250,051                  -              275,221               -
                                         ----------          ---------            ---------       ---------
Gross profit                                (29,522)                 -              177,635               -

Operating expenses
   Sales and marketing                      213,275                  -              904,015               -
   Product development                       33,324                  -              159,228               -
   General and administrative               498,019            503,609            1,373,676         917,660
   Write down of Assets                           -                  -                    -          26,397
                                         ----------          ---------            ---------       ---------
Operating (loss)                           (774,140)          (503,609)          (2,259,284)       (944,057)

Interest expense                            (42,456)           (51,886)            (266,728)       (152,836)
                                         ----------          ---------            ---------       ---------
Net loss                                 $ (816,596)         $(555,495)         $(2,526,012)    $(1,096,893)

Dividend on Preferred Stock                   5,000                  -                5,000
                                         ----------          ---------            ---------       ---------
Net Loss Applicable to Common Shares     $ (821,596)         $(555,495)         $(2,531,012)    $(1,096,893)
                                         ==========          =========            =========       =========

Basic and diluted loss per
share                                    $   (0.01)          $   (0.02)           $  (0.02)       $  (0.08)
                                         ==========          =========            =========       =========

Number of shares used in
computing basic and diluted
loss per share                          151,069,803         29,813,878          119,866,510      14,457,539
                                        ===========         ==========          ===========     ===========


             See notes to condensed consolidated financial statements.

                              Universal Communication Systems, Inc.
                         Condensed Consolidated Statement of Cash Flows
                                          UNAUDITED

                                                                        For the             For the
                                                                       Nine Months         Nine Months
                                                                         Ended               Ended
                                                                        June 30,            June 30,
                                                                          2003                2003
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (2,526,012)       $ (1,096,893)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Common stock issued for services                                    1,006,828             686,898
       Depreciation and amortization expense                                   9,217               4,267
       Interest payable added to principal of
          debentures and notes                                                63,979             119,027
       Interest accretion                                                     15,254              22,881
       Loss on write down of assets                                                -              26,397
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                         (222,726)                   -
       (Increase) in inventory                                            (62,236)                   -
       (Increase) in prepaid and other                                       (25,946)            (38,365)
       Increase in accounts payable and accrued expenses                     340,256              22,824
       Increase in cash overdraft                                             56,332                  -
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                            (1,345,054)           (252,964)
                                                                   ------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                (275,504)             (3,303)
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                              (275,504)             (3,303)
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes Receivable                                                          (8,689)            (34,500)
    Proceeds from sale of Preferred Stock                                    300,000                  -
    Proceeds from note payable                                                    -               70,000
    Sale of common stock                                                   1,298,639             192,942
    Common Stock subscription proceeds                                            -              334,475
    Payment of note payable                                                 (300,000)                 -
    Increase in due to related parties, net                                  313,973                  -
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                           1,603,923             475,674
                                                                   ------------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (16,635)            219,407

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                   144,682                 874
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                        $128,047            $220,281
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                      $    -               $    -
       Income taxes paid                                                  $    -               $    -
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
          the principal of the debentures                                 $   63,979            $119,027
       Debentures converted to common stock                               $2,042,782            $407,638
       Preferred stock dividend accrued                                   $    5,000                -

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

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended June 30, 2004 and 2003, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 4 - PREFERRED STOCK

               On April 19, 2004, the Company sold 30,000 shares of Series A 8% Convertible Preferred Stock and Warrants to purchase 4,545,455 shares of common stock for which it received net proceeds of $300,000. The Series A Convertible Preferred Stock, with a face value of $300,000, is convertible into common stock at $0.033 per share. The Warrants are exercisable at $0.05 per share until April 19, 2009.

               Preferred stock dividends related to the Series A 8% Convertible Preferred Stock amounted to $5,000 for the period April 19, 2004 to June 30, 2004. As of June 30, 2004, the total amount of unpaid and undeclared dividends was $5,000.

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


RISK FACTORS

For the past two fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $34,364,610. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
----------------------------------------

Our cash position at June 30, 2004 is $128,047. This is only sufficient to provide coverage for two months of operating cash needs, based on the current reporting period's negative cash flow from operations. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term. Further, based on current sales volume and our projections, we anticipate that by December 31, 2004, our subsidiaries should have sufficient revenues that we will not require funding from equity sales.

With the acquisition of Millenium (described later) and the company's new business focus, we have been able to obtain private placement funding to finance our activities in these fields. We anticipate continuing to receive operating funds from private placement sales of our common stock, until such time as product sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors. We are also relying upon the same private placement funding to provide the cash required to consumate the proposed GiroSolar acquisition described later.

Except for the GiroSolar acquisition, described later, we do not have any major expenditures planned, nor do we anticipate the purchase or sale of plant and / or significant equipment. Our plan calls for the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers. Subsequent to this reporting period, we have placed a $100,000 deposit with one of our contract manufacturers.

We do not anticipate any substantial change in the number of employees in the near term for our existing operations.

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

We also own a U. S. patent on our Distributed Wireless Call Processing System technology.

We currently have three channels of activity, each conducted by a wholly owned subsidiary. AirWater Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millenium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar One, Inc., ("Solar One") a Florida corporation, formed in July, 2003, manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather cases for consumer electronic products. Solar One was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., an Israeli company owned by us. We have recently combined the technology of the photovoltaic system of Millenium and the water extraction systems of AirWater and developed a self powered air water machine.

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

Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Our plan for development of the AirWater and Photovoltaic product lines call for utilizing outside consultants and agents to assist and/or perform the manufacturing, marketing, sales and integration of our products to the end users.

In certain global areas where electricity and/or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. As previously mentioned, on September 29, 2003 we completed the acquisition of Millennium to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power for the air-water system.

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

INTERNATIONAL SALES AND MARKETING

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for the AirWater and Millenium product and service offerings. Solar One is targeting the North American and European consumer markets. Our sales strategy is to engage independent sales consultants, who are commission based, and thus create a more extensive marketing and networking program than that which could be achieved using an employee based salesforce alone.

Since the company started marketing AirWater Machines and Systems, we have made inroads into many international markets. Sample machines have been shipped to Mexico, Los Angeles, Huntsville, Brazil, France, Cameroon, Australia, China, Switzerland, Jordan, Iraq, etc. We have received positive feedback from these demo placements, with an indication of order placements to be forthcoming.

We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, management remains confident that sizeable international orders for the machines will occur in 2004 or early 2005.

On December 15, 2003, we signed a memorandum of understanding to effect a licensing transaction with an Australian Group for the manufacture and or assembly of AirWater machines and PV Solar Panels in Australia. This transaction secured a one time technology fee, due to us, of $200,000 with Royalty residuals of 5 percent on all manufactured and sold products. In early January, 2004, we received the first installment payment of $10,000 pursuant to this agreement. The balance is due over the following eighteen months, however, no further payments have been received since that initial payment.

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

OVERSEAS OFFICES AND STRATEGIC PARTNERSHIPS.

In line with marketing and sales needs of AirWater and PV Solar Products, we have opened operational offices in Geneva Switzerland and Paris France through strategic partnerships with existing businesses in those locales. In addition, we have set up representation in Mexico, Brazil, Morocco, China, and in several countries in Africa.

Millennium has signed several agreements with strategic partners worldwide:
GiraSolar in Holland, Capsolair in Morocco, Team Millennium Group in Sydney Australia, Digital Light in Los Angeles, USA, Jumao Photonic in Korea, and with a subsidiary of PetroChina in China. All of these agreements are for selling a combination of know-how and international marketing licenses. We anticipate that these agreements will result in sales through this network in the near future.

These agreements are an integral part of Millennium's Strategic vision for creating a group of international satellite companies working under the Universal Communication Systems, Inc. corporate umbrella which is planned will provide a more extensive marketing and buying power program than that which could be achieved by an employee based sales force.

Millennium is also in the process, as part of our group of companies, of establishing new entities for the sale of Solar Style products. The first, Solar One, Inc., USA, (dba Solar Style, Inc.) for which we have recently opened an office in Baltimore and are planning to open a warehouse, will form the basis of the targeted North American distribution network.

RESEARCH & DEVELOPMENT PROJECTS IN PROCESS

Effective January, 2004 to the present, Millennium has been working on 6 projects within the 5th and 6th framework of the European Commission. These projects are:

First project - "Development of a solar distillation waste water treatment plant for olive oil mills" in Crete. Millennium's share of the budget for the first year is 126,000 Euro (USD $102,231).

Second project - "Remote Monitoring for Renewable energy systems". Millennium's share of the budget for the first six months is 39,713 Euro (USD $32,222).

Third project - "High Efficiency low cost solar cells". Millennium's share in the budget for the fist six months is 16,965 Euro (USD $13,765).

Fourth project - "Development of Innovated Quality assurance measures to improve the efficiency of solar panel production." Millennium's share in the budget for the first six months is 4,470 Euro (USD $3,627).

Fifth project - "Development of an Integrated solar system for Buildings". In this project Millennium is the coordinator. The budget totals 931,000 Euro (USD $755,376).

In addition, Millennium received approval for a new "reflect " project as the coordinator with 908,000 euro (USD $736,715) budgeted for the next 24 months.

Millenium has developed, manufactured and sold a Solar Powered Gasoline Pump to the Israeli Army which will be used for tanks and armored personnel carriers. Another project our engineers are working on, is PV Solar Powered Traffic Lights for the municipality of Herzelia.

The company also recently signed an R&D agreement with the Netafim Company - a leading manufacturer for computerized irrigation systems. This project involves the development and installation of a PV Solar Energy System that will heat and cool plant roots in order to boost plant fertility.

GERMAN MARKET AND OTHER WORLDWIDE ACTIVITIES

Millennium recently secured a contract for Millennium Brand PV Solar Panels for delivery in Germany. More than 300 panels have already been supplied and delivered to the customer.

During the current reporting period, Millennium experienced some problems in sourcing sufficient Solar Cells for the manufacture of the PV Solar modules required under this contract. The shortage of Solar Cells is a world wide problem, with strong demand for Solar Panels dictating the demand and the prices. As a result, the company was forced to cut back on production and we have not been able to supply as many panels as required under existing contracts. Management expects that the Solar Cells shortage problem will resolve itself on a global basis, and that full PV Solar Panel production will resume in the fall.

Millennium is working on a solar desalination project in Heraklion, Crete, pursuant to one of the EU projects.

After successful completion of the project for the Cross Israel Highway, we have received a maintenance contract with a monthly revenue stream. In connection with the highway projects, we are awaiting confirmation for participation in the next phase of the Cross Israel Highway, which has a value of about $200,000.

Holland - in connection with GiraSolar (Solar Service Buro and Stroomwerk) we are marketing Solar Panels to the Dutch market.

China - our marketing efforts have resulted in an OEM agreement for local manufacture of PV Solar Panels under the exclusive brand name of "Millennium Electric" and a joint venture agreement to PhotoVoltaic "Solarize" the first two PetroChina gas stations, one in Beijing and one in Shanghai. The estimated value is about $100,000 per gas station. With 1,000 additional gas stations that potentially may be outfitted, the overall project could have a value of up to $100 million dollars. Although we are pursuing this contract, there is no assurance that we may secure this contract.

Beginning in June of 2003, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. With completion of our product line design and reaching manufacturing agreements with third party contract manufacturers, we are now conducting a worldwide sales and marketing program. We are employing outside sales agents to achieve better market penetration.

PRODUCT AND MARKETING STRATEGY

We have chosen to concentrate our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to aid agencies globally. We have entered into agreements with sales and marketing agents in our target countries. We have realized that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than what was previously anticipated. However, we remain confident that large "country sized" international orders for our AirWater machines will be secured through these efforts.

In the process of developing our product line, we have determined that the longer sales cycle is due mainly to a number of factors, primarily:

     1) We are still developing the products based on existing research we are performing and feedback we receive from potential users;

     2) Improve the efficiency, and both lower the purchase costs, as well as running costs of the air to water systems;

     3) the company needs to develop, build, and perfect customer friendly machines; and

     4)   the company is at all times aware of the need for the safety factor.

In this regard, we have conducted testing of machine models with the relevant government agencies responsible for the quality, industrial and commercial international standards the potential buyer expects. This process is both expensive and time consuming. Management remains very confident that in the short term, we will overcome the obstacles presented by these issues and be able to offer the appropriate machine to all potential markets.

During this reporting period, management traveled to both China and Israel, to monitor the planning and production of the AirWater machines, and to ensure that top quality units will be produced for our target customers. Various new enhancements and modifications, that will positively affect the quality of the products, were implemented, and management believes that these new changes will ensure a better sales opportunity and improved sales results.

ACQUISITIONS

GiraSolar
---------
On September 17, 2003, we announced that we have entered into a letter of intent to acquire a 51% interest in GiraSOLAR, BV, a Dutch company that operates and specializes in the photo voltaic solar energy industry. This Dutch group is composed of two separate operating subsidiaries, Stroomwerk Energy (SWE) and Solar Service Buro (SSB).The company is currently doing its due diligence and legal preparatory work, in anticipation of closing the acquisition.

Solar Style Ltd. (Israel)
-------------------------
In connection with our acquisition of Millenium on September 29, 2003 as previously reported, we acquired 50% of Solar Style Ltd. (Israel). On January 29, 2004, we issued 500,000 shares of common stock plus a 2 year warrant to purchase 1 million additional shares of our common stock at an exercise price of 10 cents per share, for the remaining 50% of Solar Style Ltd. (Israel).

Solar Style Ltd. is in the business of designing, manufacturing and marketing consumer styled PV solar chargers. The company does not have any sales or assets, other than product designs and licensing/manufacturing agreements.

Solar Style Ltd., has developed, and is contracting to manufacture and bring to market solar powered products for the portable consumer markets. Solar Style's technology converts solar energy into electricity, and has developed a solution that charges mobile devices by a small portable photovoltaic solar panel, which is designed to fit in an elegant leather case for high consumer appeal.

Solar Style manufactures the panels and carrying-cases, which are then assembled together to be sold as one unit. The panels can be easily plugged into solar cells, and charged outdoors by sunlight and indoors by electric light. The photovoltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery- chargers redundant.

Sales and marketing efforts commenced during this reporting period. The company has published full page advertisements in major newspapers in several Caribbean countries and is in the process of appointing distributors. In addition, the company has sourced alternate manufacturers to ensure a steady and reliable supply of product for the anticipated growth in sales. We anticipate commencing product shipments in the following quarter.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended June 30, 2004 Compared to the Three Months and Nine Months Ended June 30, 2003.

Revenues and cost of sales for the three months and nine months ended June 30, 2004 and June 30, 2003 were generated primarily by our subsidiary, Millenium.

Operating expenses for the three months and nine months ended June 30, 2004 amounted to $774,140 and $2,259,284, respectively, compared to $503,609 and $944,057 for the three months and nine months ended June 30, 2003. For both periods, these expenses were primarily consultants, professional fees and rents. The increases of $270,531 and $1,315,227, respectively, were due to marketing expenses, legal fees, R&D costs and travel expense which was not incurred in the prior period as a result of the AirWater and Millenium activities new to the company.

Interest expense decreased $9,430, from $51,886 for the three months ended June 30, 2003, to $42,456 for the three months ended June 30, 2004. For the nine months ended June 30, 2004 and 2003, interest expense increased $113,892 from $152,836 to $266,728. The decrease for the three months ended June 30, 2004, resulted from the conversion by the bondholders of a portion of their debt to common stock during the period. The increase for the nine months ended June 30, 2004, resulted from an adjustment accrual to the 8% convertible debentures which was recorded in December, 2003 and the accretion of interest imputed on the Andrews Corporation note payable, which was paid April 2004.

Net losses for the three months ended June 30, 2004 were $821,596, as compared with $555,495 for the three months ended June 30, 2003. Net losses for the nine months ended June 30, 2004 were $2,531,012, as compared with $1,096,893 for the nine months ended June 30, 2003. The increase in net losses is primarily attributable to sales and marketing and product development costs incurred in the current fiscal year which were not incurred in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our cash position was $128,047 compared to $144,682 as of September 30, 2003. Cash used in operating activities for the nine months ending June 30, 2004, compared to the nine months ending June 30, 2003 were $(1,345,054) and $(252,964) respectively. The primary use of these funds resulted from operating losses and increase in receivables. Cash employed in investing activities amounted to $(275,504) for the nine months ended June 30, 2004 compared to cash used in investing activities for the nine months ending June 30, 2003 of ($3,303). The use of funds in investing activities for the period ending June 30, 2004 resulted from the purchase of equipment. Cash provided by financing activities for the nine month periods ending June 30, 2004 and 2003 were $1,603,923 and $475,674 respectively. For both periods these amounts were derived from the sale of our common stock.

As previously reported, we completed the agreement to purchase 100% of the stock of Millennium Electric T.O.U. Ltd (Millennium), an Israeli company on September 29, 2003. Millenium specializes in the development and installation of solar power systems to international markets.

Our purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, for which no impairment has been recognized. No amortization is recorded in the year ended September 30, 2003, or during the nine months ended June 30, 2004.

Millennium's assets and liabilities are included in our consolidated balance sheets at September 30, 2003 and June 30, 2004. Millennium's results of operations are included in our consolidated statements of operations for the three months and nine months ended June 30, 2004. However, Millennium's results are not included in our consolidated statements of operations for the three months and nine months ended June 30, 2003.

The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2002:

                          Three Months Ended June 30,   Nine Months Ended June 30,
                          ---------------------------   --------------------------
                              2004           2003           2004          2003
                           -----------   -----------    -----------   -----------
  Revenues                 $   220,529   $    25,315    $   449,856   $    58,867
  Expenses                   1,037,125       589,094      2,975,868     1,179,435
                           -----------   -----------    -----------   -----------
  Net (Loss)               $  (816,596)  $  (563,779)   $(2,526,012)  $(1,120,568)
                           ===========   ===========    ===========   ===========
  Basic & Diluted
   Loss per Share          $     (0.01)  $    (0.02)    $    (0.02)   $    (0.08)
                           ===========   ===========    ===========   ===========

Corporate Funding:

The company chairman, Michael J Zwebner has arranged for substantial funding from his personal resources and from an entity that he owns 33% of and controls:
Port Universal Corp.("PUC") This entity has invested in excess of $600,000 cash into the company for a growing equity position. Mr. Zwebner has invested over $500,000 of his funds this reporting period. Mr Zwebner has assured the company that absent other outside investors, PUC along with his personal investments will continue to finance the company in its period of growth until the company and its subsidiaries generate sufficient cash flow from operations to sustain working capital needs.

While management restructures the Company and builds the water production and generation systems business along with solar power systems business, current operating cash is being provided by loans and the sale of common stock. Management is attempting to reduce the current working capital deficit through arrangements with creditors. If we do not make satisfactory arrangements with the creditors or obtain short term financing, we may not be able to continue as a viable concern. We do not have a bank line of credit, other than an overdraft facility at Millenium, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We do not have any off-balance sheet arrangements.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no changes in internal controls and procedures since the date of the evaluation.

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

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for debenture, principal and accrued interest has been made in our financial statements, as we believe the receiver's claim is unfounded and the company will prevail. The matter remains unresolved at June 30, 2004.

On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas (identified in the court records as Federal District Court, Northern District of Texas -- Dallas Division Cause No. 3-03CV-1798-G). Their press release stated that we had infringed on their patents. Counsel has advised us that their claims lacked substance. On November 24, 2003, the court granted our motion for dismissal due to lack of Texas jurisdiction. ELGT has similar suits filed against other companies in the same industry. We filed a counter claim in the United States District Court, Southern District of Florida, case number 03-22196-Civ-Seitz, disputing ELGT's claims of patent infringement and as a result of statements published in their press releases, we included in our complaint $118 million in damages against both ELGT and its president, Mr. Dan Zimmerman, for their false, defamatory and libelous statements. On January 24, 2004, we were granted a default judgement against ELGT and Mr. Zimmerman, as a result of their failure to appear, answer or respond to the complaint.

With respect to the defamation and libel action, at a hearing in March, 2004, the Court awarded a Default Judgement against ELGT and Mr. Zimmerman to the company and requested that the company submit a claim of losses and damages. We submitted a claim of losses and damages in the amount of $82 million.

In regard to the claimed patent infringement action we filed against ELGT, in May, 2004, the court ordered all parties to go to mediation in an attempt to reach a settlement. A trial date has been set by the court in June, 2005. ELGT has made an offer of settlement, which we have rejected. We are currently conducting discovery in preparation for mediation scheduled for late September, 2004.

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

On April 1, 2004, we issued 5,000,000 shares of common stock under a private placement subscription at $0.04 per share. These securities were issued to Port Universal Ltd., an entity in which the Chairman owns 33.3%, in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On April 5, 2004, we issued 400,000 shares of common stock under a private placement subscription at $0.05 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with this transaction, we paid a commission of 10% to a third party.

On April 8, 2004, we issued 5,000,000 shares of common stock under a private placement subscription at $0.04 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On April 19, 2004, we sold, at $10 per share, 30,000 shares of Series A 8% Convertible Preferred Stock and Warrants to purchase 4,545,455 shares of common stock. The Series A 8% Convertible Preferred Stock is convertible into common stock at $0.033 per share. The Warrants are exercisable at $0.05 per share and expire April 19, 2009.

On April 25, 2004, we cancelled a certificate in the amount of 2,400,000 shares of our common stock issued in connection with our agreement with Natra Advanced Technologies (1995) Ltd., as part of our cancellation of that agreement.

On April 26, 2004, we issued 1,546,710 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On May 20, 2004, we issued 125,000 shares of common stock at $0.04 per share and 100,000 shares of common stock at $0.05 per share under private placement subscriptions. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. These securities were issued to our Chairman to replace shares or funds he had advanced to the subscription holders.

On May 24, 2004, we issued 766,460 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On June 01, 2004, we issued 218,071 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $184,820 of debentures into 4,921,975 shares of the Company's common stock on various dates between April 19 and May 6, 2004, at various prices ranging from $0.033 per common share to $0.0573 per common share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herewith:

  EXHIBIT NO.                            DOCUMENT
  -----------                            --------

 (i)   3.1            Articles of Incorporation.

 (i)   3.2            Amendment to Articles of Incorporation

 (i)   3.3            Amendment to Articles of Incorporation.

 (i)   3.4            By-laws.

 (ii)  3.5            Amendment to Articles of Incorporation.

  Exhibit 3.5         Certificate of Designation, Series A 8% Cumulative
                      Preferred Stock

  Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  Exhibit 32.1 Certification of Periodic Report by the Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002,
                      18 U.S.C. Section 1350
  Exhibit 32.2 Certification of Periodic Report by the Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002,
                      18 U.S.C. Section 1350
----------
(i) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

(ii) Filed with Form DEF14A on April 25, 2002.


(b) The Company filed the following reports on Form 8-K during the quarter for which this form is filed:

        May 3, 2004, Item 5 - Other Events and Regulation FD Disclosure. Notification by the Company's independent certified public accountants that they had not rendered their consent to the filing of their report on the Financial Statements included in the Company's Form 10-KSB for the year ended September 30, 2003.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2004        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                               /s/ MICHAEL J. ZWEBNER
                              -----------------------------------------------
                               Michael J. Zwebner
                               Chief Executive Officer, Chairman of the Board