Form 10KSB
period 2004-09-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2005-01-13
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $375,007

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 30, 2004: $9,308,315

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 236,426,863 shares of common stock as of December 30, 2004.

Documents incorporated by reference:        None.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                    Universal Communication Systems, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                  For The Fiscal Year Ended September 30, 2004

                                                                            Page

ITEM 1.    DESCRIPTION OF BUSINESS.............................................3

ITEM 2.    DESCRIPTION OF PROPERTY............................................ 9

ITEM 3.    LEGAL MATTERS...................................................... 9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........15

ITEM 7.    FINANCIAL STATEMENTS...............................................19

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.............. ..........................19

ITEM 8A.    CONTROLS AND PROCEDURES...........................................19

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............20

ITEM 10.   EXECUTIVE COMPENSATION.............................................22

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....23

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................24

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................26

SIGNATURES....................................................................27

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

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

For the past two fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $35,376,531. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

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

Solar One, Inc., ("Solar One") a Florida corporation, formed in July, 2003, manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather cases for consumer electronic products. Solar One was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., ("Solar Style") a wholly owned Israeli subsidiary. We have recently combined the technology of the photovoltaic system of Millenium and the water extraction systems of AirWater and developed a self powered air water machine.

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for AirWater and Millenium product and service offerings. Solar One is targeting the North American and European consumer markets. We have discontinued, effective January, 2003, our previous telecommunication and wireless broad band business activities to focus on the water extraction and photovoltaic technology.

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

On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. In June of 2001, we received a notice of default from the sellers of Digital Way, claiming a breach of the terms of our purchase agreement. On May 10, 2002, we executed a settlement agreement with those sellers. Under the terms of the agreement, we re-aligned the stock ownership of Digital Way, by returning 73% of the common shares owned by us to the former owners. In addition, we retained a 50% interest in the first $6.2 million of equity value of Digital Way, in the event of a sale or other disposition. Any value beyond the first $6.2 million will be divided based on shareholdings. Our chairman, Michael Zwebner, remains on the Board of Directors of Digital Way, S. A., however he has not actively participated in the affairs of the company. The settlement agreement fully cancels all debts, claims and counter claims between us and the sellers, and allows for future co-operation in the ongoing development or sale of Digital Way. Although we have reached this settlement, management of Digital Way has not provided the necessary financial information for Digital Way to be included in our financial reporting, and the results of the Company's investment in Digital Way is unclear at this time. The Company has fully impaired this investment. Management continues to seek a third party buyer for our 27% interest in Digital Way SA.

On November 1, 2001, current management took control of the company. During the fiscal year ended September 30, 2002, we moved our offices from Oakland,

California to Miami Beach, Florida and changed our name to Universal Communication Systems, Inc. We then changed our symbol to UCSI. Following our one for one thousand reverse stock split on August 23, 2002, our symbol was changed to UCSY.

In January, 2003, we identified a new business venture, abandoned the telecommunication and wireless business and adopted a new business plan. We formed a wholly owned subsidiary, AirWater Corporation, whose purpose and mission is to design, build and market machines that produce drinkable water from the air. The first step in the endeavor was to obtain licensing rights to the technology. To that end, we acquired the rights to four patents by an agreement dated March 24, 2003, relating to this technology from J. J. Reidy Company of Holden, Massachusetts. AirWater Patents Corporation was formed to hold our acquired licensed patent rights. Under the terms of the agreement, we paid $300,000, and we are obligated to pay, for a one year period, a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares.

Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting.

On April 30, 2003 we executed a letter of intent to acquire CinemaElectric, Inc., a Los Angeles based multimedia messaging service company for a purchase price of $10 million. On August 12th, 2003, and by mutual agreement, we withdrew from this Letter Of Intent. We withdrew our letter of intent so that Brenex Oil Corporation could issue their letter of intent to acquire CinemaElectric, Inc., which they did on August 12, 2003. We received 10% of the entity resulting from the acquisition of CinemaElectric by Brenex Oil Corporation.

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millenium acquisition, we acquired 50% of Solar Style, Ltd. On April 30, 2004, we acquired the remaining 50% of Solar Style for 500,000 shares of common stock and warrants exercisable for two years, for 1 million shares at a price of $0.10 per share. Solar Style is an inactive Israeli company that holds certain rights to manufacture and market solar power products. In connection with the Millenium / Solar Style acquisitions, a new U.
S. subsidiary, Solar One Corporation, was formed to market solar power products and systems.

Millenium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. The Company and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products.

Our strategy

Under the auspices of new management, we have made considerable progress in restructuring prior obligations and removing debt. We have concentrated our activities, as previously mentioned, on the AirWater product and the photo voltaic product lines. We have withdrawn from the wireless internet market, disposed of assets for cash and we continue our negotiations with creditors to compromise, extend, convert and/or forgive debt owed by the company prior to the new management.

Since March of 2003, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. We have successfully sourced the manufacturing of our machines. In 2004, we have embarked on a worldwide sales and marketing program, focusing on the markets listed above.

AirWater technology and competition

The applications for the AirWater system technology are extensive. It is our belief that the initial product should be the model that offers the easiest entry into the marketplace, gains the quickest exposure, and generates a substantial cash flow. To this end, we believe that a residential 5-gallon-per-day model would best fit this goal.

Our reasoning is as follows:

o The bottled water market is approximately a $7.1+ billion marketplace with projected growth in excess of 10% per year. Its cost to the consumer, inconvenience and logistical aggravation and the fluctuation in the quality of the water make bottled water vulnerable to an alternative, AirWater products for example, which is cheaper per gallon on the order of 1-2 kW per gallon, has consistent quality and is convenient.
o        It is the easiest model to take to market thus maximizing its exposure.
o It would be readily accepted by foreign customers, where size is often very important.
o It would create a very lucrative aftermarket sector for serviceable parts such as water filters, containers and ultra-violet light bulbs.

We believe that the global market for AirWater machines is largely untapped and undeveloped. The AirWater technology and system is very new, and much of the initial sales efforts that we are currently engaged in are dedicated to education, and the detailed explanation of the machines, the built in safety systems and their general operation.

Operational safety and computer managed user maintenance is built into every AirWater system by the use of a patented, inexpensive, programmable chip. The water filtration industry is reliant upon voluntary user discipline in the important issue of safety, and the periodic changing of the machine filters.

The AirWater system knows when an air filter needs cleaning, or is missing, when the UV bulb becomes ineffective, when the water filter needs changing and if the user accidentally tries to use an expired water filter. The AirWater system will not operate if any of those factors exist and displays to the user the reason on a small electronic display panel.

Management further believes that there are a number of specific market segments that the AirWater products can be introduced to and marketed to.

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

At this time, the company is aware of very limited competition. The company has identified Electric Gas & Technologies Inc, a Dallas Texas based company, and World Wide Water Inc., of Los Angeles California as competitors. In addition, the company has seen a similar product sold in the US Market, made or offered for sale by Liquid Air Inc, based in California. Almost in all cases, these companies are in various stages of "start up" mode, having been in the Water from Air business less than a few years, and are just starting to offer machines to customers. As a result of a settlement from litigation instituted by Electric Gas & Technologies, Inc., we have acquired the assets and rights to their technology with respect to water from air processes. See Item 3 - Legal Matters for additional information.

We believe that as the AirWater products and Systems become more engrained in the global marketplace, and are more publicized and accepted, there will be additional companies entering this industry, thus creating increased competition. We further believe that our patents and intellectual property rights will place us at a competitive advantage.

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. Our subsidiary, Millennium, has designed the system to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power to the air water units.

Following our acquisition in 2003, Millennium's management focused on re-organizing the company. This included moving to new offices, purchasing new computer systems, and the addition of several key positions including operations officer, marketing manager and regional marketing manager. Millennium is also conducting educational seminars for potential clients, by targeting architects, elected officials and military personnel.

Millennium's strategic vision for sales is to create a group of international independent sales consultants to provide a more extensive marketing and networking program than that which could be achieved by an employee based sales force.

Solar Style Inc. USA, ("Solar") formed as part of Solar One, Inc. with offices in Baltimore, is the basis of the planned North American Distribution network of the Solar Style (Israel) product line.

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

Solar manufactures the panels and carrying-cases separately, which are then assembled and sold as a unit. The panels can easily be plugged in to solar cells and charged outdoors by sunlight and indoors by electric light. The photo voltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery-chargers unnecessary.

Solar's value proposition spans two levels:

The practical and the environmental. On the practical level, Solar's products enable consumers to use their mobile devices without having to worry about plugs and connectors. On the Environmental level, in today's "green-aware" world, where environmental concerns have come to be very important to consumers, Solar offers mobile device users a reliable environmentally friendly power source.

We are in the process of establishing distribution and sales channels for the existing products. We continue research and development of improvements on existing and creation of new products, concurrent with ongoing sales. There are two methods of distribution for Solar's products and technology, both of which are being pursued at various levels:

                 A "traditional" manufacturer-distributor value chain, by which it will have control over manufacturing and distribution, and sell its products through large distributors.

                 A licensing option, limited by time and dependant on results, by which its involvement at the manufacturing stage will be minimal (just enough to preserve unique knowledge and enable further product development), while distribution, promotion, and sales management are left to a licensee/business partner.

Patents/Intellectual Property

We currently hold a patent for our distributed wireless call processing system. As we have exited this business, we are looking to license this technology to a third party developer in order to potentially create a royalty stream of income. However, we cannot guarantee that we will enter into such an agreement.

We also hold the exclusive global patent and licensing rights to four air to water patents under an agreement with J.J. Reidy Company, relating to atmospheric extraction of water and its purification process. These patents, numbered: 05106512-00, 05149446-00, 05203989-00, and 05366705-00, were issued by the US Government Patent Office. Two of these licenses were issued in 1992 and the other two in 1993 respectively. These patents relate to the Air Water Products not only in the USA, but in countries covered by the PCT global agreements.

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

Employees

As of September 30, 2004, we had four employees, located in our Millenium office in Israel and one employee in our Maryland office of Solar. Our Miami office is serviced by outside consultants. No employee is represented by a labor union and the company believes its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We own no real estate. Effective June 1, 2004, we leased an 1,800 square foot corporate and administrative office facility at 407 Lincoln Road, Suite 12F, Miami Beach, FL 33139. The lease provides for a three-year term at a monthly rate of $4,375.

           Solar One, Inc. leases a 1,147 square foot administrative office in Baltimore, Maryland under a lease which commenced December 1, 2003. This lease is for an eighteen month period and expires May 30, 2005. The lease is at a monthly rate of $2,198.42.

           Millenium Electric T.O.U., Ltd., leases 2,500 square foot administration and manufacturing offices in the Rannana Industrial zone in Israel under a lease which ends in 2005. The minimum remaining payments under this lease are $60,180 for 2004 and $55,165 for 2005.

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

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for debenture principal and accrued interest have been made in our financial statements, as we believe the receiver's claim is unfounded and the company will prevail. The matter remains unresolved at September 30, 2004.

On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas (identified in the court records as Federal District Court, Northern District of Texas -- Dallas Division Cause No. 3-03CV-1798-G). Their press release stated that we had infringed on their patents. We filed a counter claim in the United States District Court, Southern District of Florida, case number 03-22196-Civ-Seitz, disputing ELGT's claims of patent infringement and as a result of statements published in their press releases, we included in our complaint $118 million in damages against both ELGT and its president, Mr. Dan Zimmerman, for their false, defamatory and libelous statements. On November 24, 2004 a settlement agreement was reached calling for:

     1. a stipulation for the entry of a "Consent Judgment" in favor of our subsidiary, Airwater Corporation and the Company, jointly, and against Atmospheric Water Technology, Inc. ("AWT") in the amount of $5 million,

     2.   the payment of the amount of $25,000 in cash, and

     3. the issuance of 150,000 shares of ELGT's restricted common stock ("Shares").

Further agreed, was that after the stipulation for the entry of the "Consent Judgment" has been executed by the parties, ELGT is to assign to us all of ELGT's equity ownership interest (i.e. shares of stock or otherwise) in AWT. This includes all ELGT and AWT's right, title and interest in U.S. Patent No. 4,255,937 and all enhancements thereto, and all ELGT and AWT's right, title and interest to the copyright and trademarks describing the technology in the U.S. Patent, and the Trademark known as "Watermaker", and all ELGT and AWT's right, title and interest in U.S. Patent No. 5,553,459. This transfer to the Company and AirWater Corporation is equal to 92% of the outstanding stock (controlling interest) of AWT and includes all of the US and Global business, as well as all the appertaining Patents, Trademarks and Licenses. Finally, all parties agreed that each side shall bear its own costs and attorney's fees.

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

Price Range for Common Stock
----------------------------

FISCAL YEAR SEPT 30, 2005           High                Low
                                  --------           --------
   First Quarter                   $ 0.050             $0.015

FISCAL YEAR SEPT 30, 2004           High                Low
                                  --------           --------
   First Quarter                   $ 0.115             $0.060
   Second Quarter                    0.081             $0.045
   Third Quarter                     0.160             $0.043
   Fourth Quarter                    0.058             $0.043

FISCAL YEAR SEPT 30, 2003           High                Low
                                  --------           --------
   First Quarter                   $ 0.170             $0.100
   Second Quarter                    0.100              0.045
   Third Quarter                     0.230              0.030
   Fourth Quarter                    0.115              0.060

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

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies.
Companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and results of operations. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the stock price.

         There are approximately 600 holders of record and an estimated 7,800 holders in street name of our common stock as of September 30, 2004.

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

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                                               Number of            Weighted-          Number of securities
                                            securities to be     average exercise    remaining available for
                                              issued upon           price of          future issuance under
                                              exercise of         outstanding          equity compensation
                                              outstanding           options,             plans (excluding
                                           options, warrants      warrants and       securities reflected in
Plan Category                                  and rights            rights                column (a))
------------------------------------------------------------------------------------------------------------
                                                  (a) (b) (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              0                   n/a                     0
security holders
------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by        257,250             $0.095                1,571,175 (1)
security holders
------------------------------------------------------------------------------------------------------------
Total                                            257,250             $0.095                1,571,175
------------------------------------------------------------------------------------------------------------

(1) Pursuant to form S-8, dated 12/23/03. Submitted under plan, 11,000,000 shares, issued, 9,428,825.

Description of Equity Compensation

Options issued were issued pursuant to the 2001 Stock Option Plan and also provided as motivation and incentives to individuals considered important to the Company's success. The 2001 plan was approved by our board of directors, but not submitted to a vote of stockholders.

The total number of options granted and outstanding at September 30, 2004, and the average exercise price and expiration dates for each year are as follows:

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

On July 14, 2004, we issued 164,340 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On July 27, 2004, we issued 12,375,000 shares of common stock under private placement subscriptions to our Chairman, at prices ranging from $0.025 to $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On September 13, 2004, we issued 1,998,000 shares of common stock under private placement subscriptions at $0.05 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933. In connection with these transactions, we paid a commission of 10% to a third party.

On December 6, 2004, the Company sold 25,000 shares of Series B 8% Convertible Preferred Stock and Warrants to purchase 16,666,667 shares of common stock for which it received net proceeds of $250,000. The Series B Convertible Preferred Stock, with a face value of $250,000, is convertible into common stock at $0.015 per share. The Warrants are exercisable at $0.03 per share until December 6, 2009.

On January 5, 2005, the Company sold 30,000 shares of Series C 8% Convertible Preferred Stock and A, B and C Warrants to purchase 20,000,000 shares of common stock for which it received net proceeds of $300,000. The Series C Convertible Preferred Stock, with a face value of $300,000, is convertible into common stock at $0.03 per share. The A Warrants are exercisable for 10,000,000 shares of common stock at $0.04 per share until January 5, 2010. The B Warrants are exercisable for 5,000,000 shares of common stock at $0.06 per share until January 5, 2010. and the C Warrants are exercisable for 5,000,000 shares of common stock at $0.08 per share until January 5, 2010.

Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior

Secured Convertible Debentures), the investors converted $337,050 of debentures into 10,000,000 shares of the Company's common stock on various dates between July 29 and September 13, 2004, at various prices ranging from $0.03867 per common share to $0.044 per common share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following should be read in conjunction with the "Risk Factors" and the "Financial Statements" and the Notes thereto.

Plan of Operations
------------------

For the past three fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $35,376,531. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

     We will require additional capital in the short term to remain a going concern.

     We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the Air - Water and photo voltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2004 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. Although one of our subsidiaries has a bank account overdraft facility, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
----------------------------------------

Our cash position at September 30, 2004 is $453,134. This is only sufficient to provide coverage for three and a half months of operating cash needs, based on the current reporting period's negative cash flow from operations. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term. Further, we anticipate that by December 31, 2005, our subsidiaries will have sufficient revenues that we will not require funding from equity sales.

With our focus on the airwater and photo voltaic businesses, we have been able to obtain private placement funding to finance our activities in these fields. We anticipate continuing to receive operating funds from private placement sales of our common stock, until such time as product sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors.

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

Results of Operations
---------------------

     Revenues and cost of sales for the fiscal year ended September 30, 2004 were earned primarily by our subsidiary, Millenium. Our Peruvian subsidiary had revenues which are not reported as a result of a lack of cooperation from our subsidiary's management.

         General and administrative expenses totaled $2,832,670 in the fiscal year ended September 30, 2003 and $1,785,431 in the fiscal year ended September 30, 2003. The increase in expenses resulted from activities associated with the entrance into the air-water technology industry.

         General and administrative expenses for the fiscal years ended September 30, 2004 and 2003 were comprised of the following items:

                                                  2004              2003
                                                  ----              ----
Abandoned acquisitions and fees               $        -        $  171,397
Consultants and outside services               1,114,528           609,977
Depreciation                                      13,079             5,690
Financing costs and fund raising expense         187,597           120,804
Legal expense                                    322,482           228,661
Miscellaneous and other expenses                 238,456            42,478
Professional fees                                245,893           136,154
Rent                                              78,432            27,650
Salaries                                         313,458                 -
Travel                                           318,745            72,620
Settlement loss - WSI, Inc.                            -           370,000
                                              ----------        ----------
                                              $2,832,670        $1,785,431
                                              ==========        ==========

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2004 our total working capital was deficient in the amount of $1,610,181. This represents a $219,625 increase over our September 30, 2003 deficiency of $1,390,556. Until substantial revenues commence from the sale of our AirWater equipment, we will need to obtain funding from external sources to finance our current operations.

         Since we began operations, we have generated minor revenues and have incurred substantial expenditures and operating losses. In view of this fact, our auditors have stated in their report for the fiscal years ended September 30, 2004 and 2003 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we have and continue to negotiate equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital in the future, or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

         During the fiscal years ended September 30, 2004 and 2003, we received equity investments and advances of $2,593,452 and $1,214,829 respectively. These investments and advances were in the form of issuance of our common stock in various private placements and the issuance of preferred convertible Series A stock.

Risk Factors
------------

-We will require additional capital in the short term to remain a going concern

         We will require short term outside investment on a continuing basis to finance our current operations and any expansion of activities. Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop our new revenue source, consummate acquisitions and develop other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2004 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating existing equity investments and new investments, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors and their ages as of December 30, 2004 are as follows:

Name                       Age   Position                  Period of Service
-----                      ---   --------                  -----------------
Michael J. Zwebner......   52    Chairman of the Board     November 2001-present
                                    and CEO
Curtis Orgil...........    52    CFO and Director          November 2001-present
Ramsey Sweis............   38    Director                  May 1998-present
Alexander Walker, Jr. ..   77    Director                  November 2001-present
Ami R. Elazari..........   52    Director                  October 2003-present

         MICHAEL ZWEBNER has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He is the founder of TVC Telecom, Inc. (formerly Talk Visual Corporation) and has served as a Director and its Chairman of the Board of Directors from September, 1998 until March, 2003. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to a publicly-held entity based in Connecticut. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. and Datawave Systems Inc. of Vancouver, Canada.

         ALEX WALKER, JR. has served as a Director of the Company since November, 2001. Mr. Walker has served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered trust company and transfer agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an attorney.

         CURTIS A. ORGILL has served as a Director of the Company since November, 2001. He received his Bachelor of Science degree in 1974 from Brigham Young University. He worked for Deloitte Haskins & Sells in Salt Lake City, Utah. Later he transferred to Reno, Nevada where he helped establish their new office. While in Reno, Mr. Orgill was the Partner-in-Charge of the tax department there and was the senior tax partner in the state of Nevada. While with Deloitte, Mr. Orgill was on its National Industry Teams for Qualified Retirement Plans and Agribusiness. Since 1995, he has been a principal with

Bartig, Basler & Ray, CPA's, Inc., a regional accounting firm with headquarters in Sacramento, California. He is the treasurer of the Northern Nevada International Center and of the BYU Management Society of Northern Nevada. He has chaired the Taxation Committee for the Nevada Society of Certified Public Accountants. He is a former treasurer and board member of the Nevada Museum of Art, the American Lung Association of Reno, the Economic Development Authority of Western Nevada, and the Northern Nevada Development Authority. He was a founding board member of the Nevada World Trade Council and was a member of the Advisory Council for the University of Nevada, Reno College of Business.

         RAMSEY SWEIS has served as a Director since May, 1998. He has had extensive experience in management and in the product design industry. He has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation. In connection with those activities Mr. Sweis has developed designs between engineering, prototype models, tooling and vendor sources. Mr. Sweis resides in Roseville, Michigan. He currently serves as a Program Manager for Hanke Training & Design of Clawson, Michigan. From 1997 to 1999 Mr. Sweis served as a designer for Computer and Engineering Services of Auburn Hills, Michigan. From 1991 to 1997, Mr. Sweis was a design leader for Megatech Engineering of Warren, Michigan, contracted to General Motors of Warren, Michigan.

         AMI R. ELAZARI has served as a Director since August 26, 2003. He is the founder, President and CEO of Millennium Electric T.O.U. Ltd. He is a Lt. Col. (Res.) in the Israeli army and served in the IDF Intelligence special unit. Mr. Elazari is an energy and computer engineer and holds a BA in Psychology and an MBA with honors. He is the Vice Chairman of the Israel Export Institute Environmental Technology Center and the Vice Chairman of the Israel Export Institute Start-Up Company Center. Mr. Elazari is an internationally renowned energy expert on solar energy. He represents Israel in the IEA and holds a number of world patents in his name, mainly in renewable energy. Between 1990-1995 Mr. Elazari managed Amitec Energy and Computer Industries, from 1995-1999 he managed the PV division of Chromagen Solar Systems. He is a member of the Israeli Financial forum, High tech forum and has published numerous articles in his field of expertise.

         During the fiscal year ended September 30, 2004 the Board of Directors of the Company met one time. The Board members, during their term in fiscal year 2004, attended all of the meetings of the Board of Directors and meetings of any committees of the Board of Directors on which such person served which were held during the time that such person served.

Director Compensation

         The Company has no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended September 30, 2004, we believe that Ami Elazari has not filed the required Form 4.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of the Chief Executive Officer. No other executive officers of the Company have total annual salary and bonus for fiscal year 2004 which exceeded $100,000, with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended September 30, 2004, 2003 and 2002.

                                                                    Long-Term
                                                                   Compensation
                                                Other Annual          Awards
                                       Salary   Compensation     ---Securities---
Name and Principal Position(6)  Year    ($)          ($)       Underlying Options(#)
---------------------------     ----   ------   ------------  ----------------------
Michael J. Zwebner (1)          2004 $240,000(2)     -0-              -0-
   Chairman of the Board        2003 $240,000(3)     -0-              -0-
   of Directors, CEO            2002 $240,000(4)     -0-              -0-

-----------
(1) Mr. Zwebner works under a contract with Overseas Communications, Ltd.
(2) For the fiscal year ended September 30, 2004, this amount was paid $135,000 in cash and the Company issued 1,316,666 shares of common stock.
(3) For the fiscal year ended September 30, 2003, this amount was paid $80,000 in cash and the Company issued 3,160,742 shares of common stock.
(4) For the fiscal year ended September 30, 2002, this amount was paid with common stock in the amount of 378,578 shares.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2004
                   AND VALUE OF OPTIONS AT SEPTEMBER 30, 2004

         The following tables set forth certain information with respect to the Company's Chief Executive Officer concerning unexercised stock options held as of September 30, 2004.

                                            Individual Grants

                                               Percent of
                                 Number of       Total
                                 Securities      options
                                 Underlying     granted to      Exercise
                                   Options      employees        Price      Expiration
                                   Granted    in Fiscal 2004   ($/Share)        Date
                                   -------     ------------    ---------        ----
- NONE

                                   Aggregated Options/ SAR Exercises at September 30, 2004
                                   -------------------------------------------------------
                                  Number of Securities Underlying      Value of Unexercised In-
           Shares Acquired          Unexercised Options/SARS at       the-Money Options/ SARS at
            or Exercised                September 30, 2004               September 30, 2004
            (#)     ($)              Exercisable/Unexercisable         Exercisable/Unexercisable
- NONE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 30, 2004, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company,
(b) each of the Company's directors, (c) the Company's Chief Executive Officer and (d) all directors and executive officers of the Company as a group.

Name of Named Executive Officer,          Number of     Percentage       Upon Exercise of
Director, or Beneficial Owner              Shares       Ownership      Options or Warrants
------------------------------             ------       ---------      -------------------
Michael J. Zwebner (3)                    28,777,609 (1)    12.2%                   0

Alexander Walker, Jr. (3)                    557,000           *                    0

Ramsey Sweis (3)                           1,723,970           *                500,000

Curtis Orgil (3)                             251,000           *                    0

Ami R. Elazari   (3)                       4,980,159         2.1%

Executive Officers and Directors          36,289,738        15.3%
 as a Group - 5 individuals

Endeavour Capital                         23,406,259         9.9%             22,474,453 (2)
c/o Endeavour Advisors, Ltd.
P.O.B. 57116
Jerusalem 91570

Alpha Capital Aktiengesellschaft          16,886,713(4)      7.1%             10,470,236 (2)
Pradafant 7, Furstentums 9490,
Vaduz, Liechtenstein

Port Universal Ltd.                       13,970,832         5.9%
c/o Mizrahi Bank
78 Hayarkon Street
Tel Aviv Israel

Esquire Trade & Finance, Inc.             13,513,093         5.7%
Trident Chambers, Road Town
Tortola, British Virgin Islands

-------------------------------------------
 *  Less than 1%

(1) Includes 3,358,823 shares beneficially held by Overseas Communications Limited, 534,014 shares beneficially held by Overseas Development Holdings Limited and 4,656,200 shares beneficially held by Port Universal.

(2) Represents shares convertible under the 4%, due April 14, 2005, $1,299,210 and 8%, due March 29, 2005, $386,374 convertible debentures held, but not more than 9.9% of total outstanding, as per the provision of the debentures.

(3) The address of each such person is c/o the Company, 407 Lincoln Rd., Ste 12F, Miami Beach, FL 33139

(4) Includes 9,424,242 shares convertible at $0.033 per share under the Series A 8% Cumulative Convertible Preferred Stock, dated April 19, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing November 1, 2001, we engaged the services of the Chairman Michael Zwebner under a consulting agreement through Overseas Development Holdings Corporation, a foreign corporation. The annual payment is $240,000. Overseas Development Holdings Corporation is 33% owned by our Chairman.

         Alexander Walker, Jr., a Director and the Secretary of our company, is Chairman of the Board and a shareholder of Nevada Agency and Trust Company, our transfer agent since November 6, 2001. During the fiscal year ended September 30, 2004, we incurred fees aggregating $8,352 to Nevada Agency and Trust Company.

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

 (iii) 10.12  Agreement between Overseas Communication Limited and World
              Wide Wireless Communications, Inc.

 (vii) 10.13  Stock Purchase Agreement by Universal Communication Systems, Inc.
              and Ami R. Elazari and Caltan Development, Ltd., dated
              August 22, 2003.

(viii) 10.14  Consulting Agreement - Dorit Elazari

(viii) 10.15  Consulting Agreement - Joseph Moore

(viii) 10.16  Consulting Agreement - Otzarot Nechasim Vehashkaot, Ltd.

       10.17 Certificate of Designation for Series A 8% Cumulative Convertible Preferred Stock

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

         (iv) Filed with Form DEF14A on April 25, 2002.

          (v) Filed with the registration statement on Form SB-2 with the Securities and Exchange Commission on May 31, 2000.

         (vi) Filed with Form 10-KSB for the period September 30, 2000.

        (vii) Filed with Form 8-K on October 14, 2003.

       (viii) Filed with Form 10-KSB for the period September 30, 2003.

    (b)  The following Form 8-K was filed during the fourth quarter.

                None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for the audits of the Company's annual consolidated financial statements for the fiscal year ended September 30, 2004 and for other services provided by Reuben E. Price, P.A.

Audit Fees................................................ $180,000
Audit-Related Fees........................................    -0-
Tax Fees..................................................    -0-
All Other Fees............................................    -0-

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2005.

                                      Universal Communication Systems, Inc.


                                      By:   /s/ MICHAEL ZWEBNER
                                            ------------------
                                            Michael J. Zwebner
                                            Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on January 13, 2005:

Signature                             Title                              Date
---------                             -----                              ----
/s/ MICHAEL J. ZWEBNER      Director, Chief Executive Officer,     January 13, 2005
----------------------      and Chairman of the Board (Principal
Michael J. Zwebner          Financial and Accounting Officer)

/s/ ALEXANDER WALKER, JR    Director and Secretary                 January 13, 2005
------------------------
Alexander Walker, Jr.

/s/ RAMSEY SWEIS            Director                               January 13, 2005
- ---------------------
Ramsey Sweis

/s/ CURTIS ORGILL           Director and Chief Financial Officer   January 13, 2005
-----------------------
Curtis Orgil

/s/ AMI R. ELAZARI          Director                               January 13, 2005
- ---------------------
Ami R. Elazari

               --------------------------------------------------


                      UNIVERSAL COMMUNICATION SYSTEMS, INC.
               --------------------------------------------------



                     REPORT ON AUDIT OF FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2004

                     --------------------------------------











                            REUBEN E. PRICE & COMPANY
                         PUBLIC ACCOUNTANCY CORPORATION

                      UNIVERSAL COMMUNICATION SYSTEMS, INC.
                           ---------------------------


                                    CONTENTS



                                                                      PAGE
                                                                      ----

         FINANCIAL STATEMENTS:


             Report of Independent Auditor                             F-1

             Consolidated Balance Sheet as of
                September 30, 2004                                     F-2

             Consolidated Statements of Operations for the
                Years Ended September 30, 2004 and 2003                F-3

             Consolidated Statements of Shareholders' Deficit
                for the Years Ended September 30, 2004 and 2003        F-4

             Consolidated Statements of Cash Flows for the
                Years Ended September 30, 2004 and 2003             F-5 - F-6

             Notes to Consolidated Financial Statements             F-7 - F-21

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of
Universal Communication Systems, Inc.

We have audited the accompanying consolidated balance sheet of Universal Communication Systems, Inc. and subsidiaries, as of September 30, 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows, for the years then ended. The consolidated financial statements of Universal Communication Systems, Inc. and subsidiaries are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Universal Communication Systems, Inc. and subsidiaries, as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company's current liabilities exceed current assets by $1,797,720, nd it has suffered recurring losses that raise substantial doubt about its ability to continue as going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Reuben E. Price & Co.

San Francisco, California
January 13, 2005

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                      September 30,
                                                                          2004
                                                                      ------------
                             ASSETS
Current Assets:
   Cash & cash equivalents                                            $    453,134
   Accounts receivable, net of allowances of 0                            102,009
   Notes receivable                                                        128,357
   Inventory, finished goods                                                41,994
   Prepaid expenses                                                         65,362
                                                                      ------------
        Total Current Assets                                               790,856
                                                                      ------------
Fixed Assets, Net                                                          411,817
                                                                      ------------
Other Assets:
   Patents, net                                                            540,914
   Goodwill                                                                 30,000
   Deposits                                                                 24,133
                                                                      ------------
       Total Other Assets                                                  595,047
                                                                      ------------
            Total Assets                                              $  1,797,720
                                                                      ============

               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable, trade                                            $    254,012
   Accrued expenses                                                      1,201,987
   Due to related party                                                     31,744
   Notes payable                                                            60,000
   Liabilities of discontinued operations                                  946,794
                                                                      ------------
       Total Current Liabilities                                         2,494,537
Long-term Liabilities:
    Convertible debentures                                               2,060,374
                                                                      ------------
            Total Liabilities                                            4,554,911
                                                                      ------------
Commitments and Contingencies                                                   --
Shareholders' Deficit:
   Preferred stock, par value $.001 per share , 10,000,000 shares
       authorized, 30,000 shares issued and outstanding                         30
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 202,900,000 shares
       issued and outstanding                                              202,900
   Additional paid-in capital                                           32,509,910
   Accumulated deficit                                                 (35,376,531)
   Accounts receivable, shareholder                                        (93,500)
                                                                      ------------
       Total Shareholders' Deficit                                      (2,757,191)
                                                                      ------------
             Total Liabilities and Shareholders' Deficit              $  1,797,720
                                                                      ============

   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                      Consolidated Statements of Operations

                                                               For the Year Ended
                                                                  September 30,
                                                              2004            2003
                                                          ------------     -----------
Revenues                                                  $    375,007     $        --
Cost of Revenues                                               292,841              --
                                                          ------------     -----------
Gross Margin                                                    82,166              --
                                                          ------------     -----------
Operating Expenses:
    Sales and marketing                                        403,787         151,804
    Product development                                             --          62,333
    Amortization of patent rights                               75,000              --
    General and administrative                               2,832,670       1,785,431
                                                          ------------     -----------
        Total Operating Expenses                             3,311,457       1,999,568
                                                          ------------     -----------
Other Income & Expense:
    Interest income                                             11,575              --
    Less: Interest expense                                     314,217         285,572
                                                          ------------     -----------
        Total Other Expense                                    302,642         285,572
                                                          ------------     -----------
Net Loss                                                  $  3,531,933     $ 2,285,140
                                                          ============     ===========

Basic and Diluted Net Loss per Common Share               $       0.03     $      0.09
                                                          ============     ===========

Basic and Diluted Weighted Average Shares Outstanding      132,537,737      26,758,511
                                                          ============     ===========

   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATIONS SYSTEMS, INC. & SUBSIDIARIES
                Consolidated Statements of Shareholders' Deficit
                 For the Years Ended September 30, 2004 and 2003

                                                                                               Accumulated
                                  Common Stock       Preferred     Additional                    Other
                              ----------------------   Stock        Paid-in   Accumulated     Comprehensive        Total
                               Shares        Amount    Amount       Capital      Deficit          Income          Deficit
                              -----------   -------- ---------    ----------- ------------    -------------     ----------
Balance, September 30, 2002     5,967,990   $  5,968   $--        $23,071,546  $(29,548,458)     $--            (6,470,944)
Common stock issued in private
    placements between $0.026
    and $1.00 per share        22,742,301     22,742    --          1,192,087      --             --             1,214,829
Conversions of debentures
    for common stock between
    $0.0253 and $0.1275
    per share                  23,486,734     23,487    --            693,578      --             --               717,065
Common stock issued for
    services between $0.04
    and $ 0.12 per share       18,008,770     18,009    --          1,086,386      --             --             1,104,395
Common stock issued for
    purchase of subsidiary
    at $.05 per share           5,000,000     5,000     --            245,000      --             --               250,000
Common stock issued for
    non-cash investments
    in patent rights
    at of $0.05 per share       4,000,000      4,000    --            196,000      --             --               200,000
Common stock issued between
    $0.033 and $1.00 per
    share in escrow, not paid   2,017,451      2,017    --             (2,017)     --             --                    --
Receivable from shareholder                                                                       (93,500)         (93,500)
Net loss for the fiscal year
    ended, September 30, 2003    --          --         --           --          (2,285,140)      --            (2,285,140)
                              -----------   --------   ---        -----------  ------------      --------      -----------
Balance, September 30, 2003    81,223,246     81,223    --        $26,482,580  $(31,833,598)     $(93,500)     $(5,363,295)
Preferred stock issued in
    private placement at
    $10. per share
    for 30,000 shares            --          --         30            299,970            --       --               300,000
Common stock issued in
    private placements between
    $0.02 and $.06 per share   60,593,464     60,595    --          2,232,859            --       --             2,293,454
Common stock issued in
    payment of note payable       300,000        300    --             25,634            --       --                25,934
Conversions of debentures
    for common stock between
    $0.0287 and $0.15
    per share                  43,506,234     43,506    --          2,432,430            --       --             2,475,936
Common stock issued for
    services between
    $0.040 and $0.11
    per share                  16,776,309     16,776    --          1,006,938            --       --             1,023,714
Common stock issued for
    purchase of subsidiary
    at $.06 per share             500,000        500    --             29,500            --       --                30,000
Dividends on preferred stock                            --           --             (11,000)      --               (11,000)
Net loss for the fiscal year
    ended, September 30, 2004          --         --    --           --          (3,531,933)      --            (3,531,933)
                              -----------   --------   ---        ----------- ------------       --------       ----------
Balance, September 30, 2004   202,899,253   $202,900   $30        $32,509,911 $(35,376,531)      $(93,500)      (2,757,191)
                              ===========   ========   ===        =========== ============       ========       ==========

   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                          For the Year Ended
                                                                            September 30,
                                                                        2004             2003
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $(3,531,933)     $(2,285,140)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
     Common stock issued for services                                 1,023,714        1,104,395
     Depreciation and amortization expense                               88,079            5,690
     Interest payable added to principal of debentures                   79,330          239,513
     Interest payable added to principal of note payable                 15,254           30,509
     Accrued interest on notes receivable                               (11,575)              --
    Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable                           3,850         (105,859)
     (Increase) in inventory                                            (37,094)          (4,900)
     (Increase) Decrease in prepaid and other                           (39,727)         (85,249)
     Increase (Decrease) in accrued expenses and
     accounts payable                                                   888,658          181,902
                                                                    -----------      -----------

     Net Cash (Used) by Operating Activities                         (1,521,444)        (919,139)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of patent rights                                           (9,200)        (100,000)
     Purchase of fixed assets                                          (381,637)         (37,662)
     Note receivable                                                         --         (116,782)
     (Increase) in advances to related parties                          (11,368)         (46,676)
                                                                    -----------      -----------

     Net Cash (Used) by Investing Activities                           (402,205)        (301,120)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of short term notes                                           --           60,000
      Proceeds (repayment) of overdraft facility                        (25,721)          25,721
      Repayment of note payable                                        (274,066)              --
      Proceeds from issuance of common stock                          2,293,452        1,214,829
      Proceeds from issuance of preferred stock                         300,000               --
      Increase (Decrease) in advances from related parties              (61,364)          63,517
                                                                    -----------      -----------

     Net Cash Provided by Financing Activities                        2,232,101        1,364,067
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                             308,452          143,808

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                              144,682              874
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                  $   453,134      $   144,682
                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

              UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                 For the Year Ended
                                                                   September 30,
                                                                 2004          2003
                                                              ----------     --------
CONTINUED:

SUPPLEMENTAL DISCLOSURES OF CASH:
     Interest paid                                            $       --     $     --
     Income taxes paid                                        $       --     $     --
SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
     Interest accrued on debentures, added to
         the principal of the debentures                      $   79,333     $239,852
     Interest accrued on note payable added
         to the principal of the note                         $   15,254     $ 30,509
     Dividends accrued on preferred stock                     $   11,000
     Debentures converted to capital stock                    $2,475,936     $717,065
     Capital stock issued in acquisition of subsidiary        $   30,000     $250,000
     Capital stock issued in acquisition of patent rights     $       --     $200,000
      Capital stock issued in payoff of note payable          $   25,934     $     --

   The accompanying notes are an integral part of these financial statements.

         Universal Communication Systems, Inc. and Subsidiaries
            Notes to the Consolidated Financial Statements
                        September 30, 2004

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES

Background
----------

Universal Communications Systems, Inc. (the Company) and its subsidiaries are actively engaged worldwide in developing and marketing solar energy systems, as well as systems for the extraction of drinkable water from the air. Consolidated subsidiaries include wholly-owned subsidiaries AirWater Corp, AirWater Patents Corp,
Millennium Electric T.O.U. Ltd, Solar Style Inc (USA), and Solar One Inc, and Solar Style Ltd., and majority-owned subsidiary Millennium USA.

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

Two new wholly-owned US subsidiaries, Solar One Inc and Solar Style Inc
(USA), were created by the Company to market the solar systems. As of September 30, 2003, they were inactive, with no assets or liabilities. For the fiscal year ended September 30, 2004 Solar One Inc. remains inactive. Solar Style Inc. (USA) has leased office space in Baltimore Maryland, and contracted with manufactures to bring to marked solar powered products for the portable consumer market. At this time no units have been sold.

Millennium has two subsidiaries: 65%-owned Millennium USA, and 50%- owned Solar Style Ltd. Both are inactive, with no assets or liabilities. The Company purchased the remaining 50% of Solar Style Ltd. from an outside investor for 500,000 shares valued at $30,000. Solar Style LTD was purchase to create a controlling interest, and to obtain sole use of the name Solar Style. The Company, and its wholly owned subsidiary Millennium, now own 100% of Solar Style Ltd.

Millennium's assets and liabilities are included in the Company's consolidated balance sheet at September 30, 2003. However, Millennium's results are not included in the Company's consolidated statements of operations, shareholders' deficit, or cash flows for the year ended September 30, 2003. Millennium's results are included in the Company's statements of operations, sharekholders' deficit, and statement of cash flows for the year ended September 30, 2004.

         Universal Communication Systems, Inc. and Subsidiaries
            Notes to the Consolidated Financial Statements
                        September 30, 2004

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES (continued)

Millennium Solar Systems (continued)
------------------------------------

The following pro forma data is presented on a combined basis, as if Millennium had been acquired as of October 1, 2001:

                                                            2003
                                                        -----------
Revenues                                                $   162,066
Expenses                                                  2,477,052
                                                        -----------
Net (Loss)                                              ($2,314,986)
                                                        ===========
Basic & Diluted Loss per Share                               ($0.09)
                                                              =====

Hard Disc Cafe, Inc.
--------------------

During fiscal 2002, the Company advanced $147,794 and signed a non-binding letter of intent to acquire Hard Disc Cafe, Inc. (HDC), a Florida corporation, majority-owned by an officer of the Company. HDC intended to develop and license themed internet cafes. During 2002, HDC ceased all operations and returned $10,699 to the Company. As a result, the Company recognized a loss of $26,397 in fiscal 2003.

Card Universal Corporation, Inc.
--------------------------------

During fiscal 2003, the Company entered into a non-binding letter of intent to acquire Card Universal Corporation, Inc. (CUC), a privately held development stage Florida corporation of which an officer of the Company was CEO and a major shareholder. CUC intended to provide and market prepaid "Stored Money Cards". CUC has ceased its development activities, is currently inactive, and the acquisition has been abandoned.

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

CinemaElectric
---------------

During fiscal 2003, the Company agreed to acquire CinemaElectric, a Los Angeles based multimedia messaging service company. On August 12, 2003, the Company released CinemaElectric from the agreement in exchange for 10% of CinemaElectric's stock, which was received in the fiscal year ended September 30, 2004. As of the date of publishing these financial statements, no value could be calculated on the shares of this non-publicly traded company. At such time as a value can be determined, the Company will record the 10% investment in CinemaElectric.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Net Loss Per Share
------------------------------------

The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants totaling 27,521 in fiscal 2003 and 18,083,131 in 2004 has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                     Fiscal Year Ended
                                                       September 30,
                                                  2004                2003
                                             --------------      ------------

Net loss                                     $   (3,531,933)     $ (2,285,140)
                                             ==============      ============

Weighted average number of common shares        132,537,737        26,758,511
                                             ==============      ============
Basic and diluted loss per share             $        (0.03)     $      (0.09)
                                             ==============      ============

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

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

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The Company has no reportable operating segments for the years ended September 30, 2004 and 2003. All products and services in the current fiscal year, are related to one operating segment, the installation of solar energy products worldwide.

Comprehensive Income and Foreign Currency Translation
-----------------------------------------------------

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The Company's foreign subsidiaries transactions are recorded in New Israeli Shekels ("NIS"); however, most of the company's revenues are received in U.S. dollars or linked to the U.S. dollar, and a substantial portion of its costs is incurred in U.S. dollars Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus its functional and reporting currency.

The financial statements of the Company's foreign subsidiaries are measured using the U.S. dollar as the functional currency. Where there are foreign currency transactions, assets and liabilities are translated at exchange rates as of the balance sheet date and revenues and expenses were translated at average rates of exchange in effect during the year. Any cumulative translation adjustments are recorded as a separate component of shareholders' equity.

Revenue Recognition and Trade Accounts Receivable
-------------------------------------------------

The Company's revenues are recognized when contracted services are provided for or products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101. Trade accounts receivable older than 90 days are considered past due and are subject to write down.

Fixed Assets
------------

Fixed assets are recorded at cost. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset. Interest costs on construction projects are also capitalized. These costs are carried as construction in progress until the asset is ready for its intended use, at which time the costs are transferred to land, buildings, or machinery and equipment. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset. In compliance with SFAS 144, long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair market value or, if fair market value is not readily determinable, to an estimated fair value based on discounted cash flows.


Goodwill
--------

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is now subject only to impairment reviews. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.

Patents
---------------------------

Patents are amortized for their patents life of 15 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, all intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is charged to the Statement of Consolidated Operations.

Stock Based Compensation
------------------------
From time to time the company has compensated key employees with shares of common stock in lieu of salary (see note 12 on related party transactions).

Shipping Costs
--------------
The company incurred no significant shipping costs in the current year.

Advertising Costs
-----------------
Advertising costs are expensed as incurred.

Recent Accounting Pronouncements
--------------------------------

In October 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain leases modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145, which has not had a material effect on the Company's financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

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

Revenues form the sales of products are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements when persuasive evidence of an arrangement exists, delivery of the product has occurred, provided the collection of resulting receivable is probable, the price is fixed or determinable and no significant obligation exists. The Company does not grant right of return.

NOTE 3 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's current liabilities exceed current assets by nearly $1.704,000, and have experienced losses since inception, and had an accumulated deficit of $35,377,000 at September 30, 2004. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management has modified its business plan and is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems. The Company needs to secure additional capital through sales of common stock. There is no assurance that management will be successful in its efforts to raise additional capital.

NOTE 4  FIXED ASSETS

                                                     September 30
                                                  2004         2003
                                                --------     -------
Cost:
        Furniture, fixtures and equipment       $ 49,123     $29,686
        Office leasehold improvements              4,780          --
        Equipment molds                           21,000          --
        Demonstration equipment  Air Water       362,234      25,814
        Demonstration equipment  Solar One         9,338       9,338
                                                --------     -------

         Total                                   446,475      64,838
                                                --------     -------

Accumulated depreciation and amortization:
        Furniture, fixtures and equipment         29,979      21,579
        Office leasehold improvements              1,304          --
        Equipment molds                            3,375          --
        Demonstration equipment  Air Water            --          --
        Demonstration equipment  Solar One            --          --
                                                --------     -------
         Total accumulated depreciation and
          amortization                            34,658      21,579
                                                --------     -------

Depreciated cost                                $411,817     $43,259
                                                ========     =======

Depreciation and amortization expense for
 the fiscal year                                $ 13,079     $ 5,690
                                                ========     =======

Depreciation of furniture, fixtures and office equipment is computed on the straight-line basis over periods of 3 to 10 years. Leasehold improvements are amortized on the straight-line basis for the period of the space lease. Equipment molds are being depreciated on the straight-line basis for 3 to 5 years.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

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

Future minimum lease payments required under these leases are as follows at September 30, 2003:

         Fiscal year
         Ending September 30,
         --------------------

                2005               $13,512
                2006                13,512
                                   -------
                                   $27,024
                                   =======

Management Agreement
--------------------

The Company entered into a three year consulting agreement with Overseas Communications Limited ("Overseas") on November 2, 2001, for Mr. Michael Zwebner to act as Chairman and CEO of the Company. This agreement was extended by one year on November 1, 2004. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal years ended September 30, 2004 and 2003, the Company paid $157,000 and $83,000 in cash, respectively, and issued 85,000 and 3,160,742 shares of common stock, respectively, under this agreement. Mr. Zwebner is a shareholder of Overseas.

Settlement Agreement
--------------------

        As described more fully in Note 9, below, the Company has entered into a settlement agreement with the Andrew Corporation, formerly a major supplier to the Company. The related note payable for $300,000 was fully satisfied with the issuance of 300,000 shares valued at $25,934.

Concentrations
--------------

The Company's wholly owned subsidiary Millennium depends on many third-party suppliers and manufacturers for key products and components, contained in our products. For some of these products and components, Millennium may only use a single source supplier, in part due to the lack of alternative sources of supply. If the supply of a key product or component is delayed or curtailed, Millennium's ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected, possibly resulting in reductions in net sales

Consultant Agreements
---------------------

In September 2003, the Company entered into two consulting agreements with two Millennium executives. The remaining contingent obligations on these agreements at September 30, 2003 totals $114,000. The consulting agreements expired in the fiscal year ended September 30, 2004 with no remaining contingent obligations.

AirWater Minimum Royalty Payments
---------------------------------

As discussed more fully in Note 1, the Company's license agreement, through its AirWater subsidiary, requires monthly royalty payments of $10,000 per month through October 2013.

NOTE 6  NOTES PAYABLE

Notes payable consist of a non-interest bearing debt instruments.
Interest on these notes has been imputed and accrued at 8%. These notes are past due, but are expected to be paid in full in the coming fiscal year.


NOTE 7 - SHAREHOLDERS' EQUITY

During the fiscal year ended September 30, 2004, the Company sold 60,593,464 shares of its common stock for net cash proceeds of $2,293,454. The Company issued 43,506,234 shares of common stock in conversion of outstanding debentures for an aggregate value of $2,475,936. The Company also issued 16,776,309 shares of its common stock for services at an aggregate value of $1,023,714. Stock issued for services was at the reported market price for the shares at the time of issuance. The Company issued 500,000 shares valued at $30,000 for the purchase of a 50% equity interest in Solar Style Ltd. (see Note
1).

The Company has 100,000,000 of authorized preferred shares. On April 20, 2004 the Company received $300,000 for the issuance 30,000 shares of Series A cumulative, non-participating convertible preferred stock. Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of 8%. Each Preferred shares is convertible at the option of the holder, into shares of common stock. Interest accrued, but not paid on the preferred stock was $11,000 for the year ended September 30, 2004.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 8 - INCOME TAXES

A reconciliation between the actual income tax benefit and the federal statutory rate follows:

                                                               Fiscal years ended September 30,
                                                                2004                      2003
                                                     ----------------------      -------------------
                                                        Amount           %        Amount          %
                                                        ------          ---       ------         ---
   Computed income tax benefit at statutory rate     $ 1,205,000         34 %    $656,000        34 %
   Tax benefit reserved for doubtful valuation        (1,205,000)       (34)%    (656,000)      (34)%
                                                     -----------                 --------

   Income tax benefit                                 None                          None
                                                      ----                          ----

At September 30, 2004 the Company had a net operating loss carry forward for federal tax purposes of approximately $32,832,000 which, if unused to offset future taxable income, will expire between the years 2011 to 2023. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

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

Significant components of the Company's deferred tax assets are as follows:

                                             2004              2003
                                         -----------       -----------
Net operating loss carryforwards         $32,832,000       $29,300,000

Valuation allowance                      (32,832,000)      (29,300,000)
                                          ----------        ----------
Net deferred tax assets                      None              None
                                             ====              ====


It is the intention of the Company to file a consolidated tax return.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 9 - STOCK OPTION PLANS

Nonstatutory Stock Options
--------------------------

The Company has issued stock options under nonstatutory stock option agreements. The options are granted at the fair market value of the shares at the date the option is granted. The options are granted for a period of 5 years, and are fully exercisable during the term of the option period or within thirty (30) days of the participant's resignation or termination. The range of exercise price is from $1.63 to $0.95. All shares have vested and are exercisable.

Combined transactions in non-employee options for the fiscal years ended September 30, 2004 and 2003 are as follows:

                                                         2004                            2003
                                                 --------------------           -------------------
                                                                Average                     Average
                                                   Number of    Exercise        Number of   Exercise
                                                   Shares       Price           Shares      Price
                                                   ---------    -------         ---------   -------
         Options outstanding October 1               1,300      $0.095          251,400     $0.095
         Granted                                        --          --               --         --
         Expired                                      (250)         --               --         --
         Exercised                                      --          --         (250,000)      .095
                                                     -----      ------         --------    -------
         Options outstanding, September 30           1,050      $0.095            1,300     $0.095
                                                     =====      ======         ========     ======

Incentive Stock Plan
--------------------

The Company adopted an incentive stock plan on August 5, 1998, which was approved by the shareholders on March 1, 2001. The options are granted at the fair market value of the shares at the date that the option is granted. The options are granted for a period of 10 years, and are exercisable after one year from the date of grant, at a vested rate of 20% per year during the term of the option period or within thirty (30) days of the participant's resignation or termination. The number of shares of stock covered by each outstanding option, and the exercise price per share thereof set forth in each such option, shall be proportionately adjusted for any stock split, and or stock dividend. All such options were being treated as non-statutory stock options until the incentive stock plan was approved by the shareholders. There is no range of exercise price, all shares have an exercise price of $0.593. All shares have vested and are exercisable.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 9 - STOCK OPTION PLANS (continued)

Combined transactions in employee options for the fiscal years ended September 30, 2004 and 2003 are as follows:

                                                         2004                            2003
                                                 --------------------           -------------------
                                                                Average                     Average
                                                   Number of    Exercise        Number of   Exercise
                                                   Shares       Price           Shares      Price
                                                   ---------    -------         ---------   -------
 Options outstanding October 1                       6,100      $0.593          6,300       $0.593
     Granted                                             0           0              0            0
     Expired                                        (1,650)          0           (200)           0
     Exercised                                           0           0              0            0
                                                    ------      ------          -----       ------
     Options outstanding, September 30               4,450      $0.593          6,100       $0.593
                                                    ======      ======          =====       ======

The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have been recognized for these plans in 2004 or 2003. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, no compensation costs would have been recognized inasmuch as no options were granted under these plans.

NOTE 10- SECURITIES PURCHASE AGREEMENTS AND DEBENTURES

On April 14, 2000, the Company entered into a Securities Purchase Agreement with six investors, for the purchase of investment units, consisting of common stock, common stock purchase warrants, 4% subordinated debentures maturing April 14, 2005, and preferred stock. On August 10, 2000 and again on October 18, 2000, the Company agreed with the investors to modify certain terms of the earlier funding agreement including elimination of the warrants and the preferred stock. The investors acquired $6,720,000 of 4% subordinated debentures. Interest is compounded semi-annually on the aggregate principal amount and is payable upon conversion, redemption or maturity of the debentures. Accumulated accrued interest is payable by increasing the aggregate principal amount of the debentures semi-annually and convertible into common stock of the Company. The debentures are not callable and can be converted into common stock at the option of the Holder at any time. The debentures are convertible generally at 85% of the average per share market value for the 5 consecutive trading days immediately prior to the conversion date.

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

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 10- SECURITIES PURCHASE AGREEMENTS AND DEBENTURES (continued)

Commencing on February 5, 2002 through September 30, 2002, debenture holders exercised their option to convert $2,492,885 of 4% debentures and $123,551 of 8% debentures into 4,898,636 shares of common stock.

During the fiscal year ended September 30, 2003, debenture holders exercised their option to convert $717,065 of 4% debentures into 23,486,734 shares of common stock.

During the fiscal year ended September 30, 2004, debenture holders exercised their option to convert $1,921,902 of 4% debentures into 28,019,978 shares of common stock and $554,034 of 8% debenture into 15,486,256 shares of common stock.


The balance of long-term debentures is shown in the following table. All of the debentures are due in the year 2005.

                                                Balance Outstanding
                                                 September 30, 2004

4% Debenture                                         $1,537,975
8% Debentures                                           522,399
                                                     ----------
                        Total long term              $2,060,374
                                                     ==========

NOTE 11- SETTLEMENT AGREEMENT AND NOTE PAYABLE

On January 14, 2001, the Company entered into a Settlement Agreement with its systems integrator, Andrew Corporation, to repay costs incurred in purchasing their services and equipment in an approximate amount of $1,400,000. Under the Agreement, Andrew received an initial payment of $100,000 and was scheduled to receive and additional $100,000 each month until the loan was repaid. No payments were made. On September 3, 2002, the Company reached a settlement agreement with Andrew Corporation for all amounts due. The Company issued a note in the amount of $300,000 due in April 2004. The note bore no interest and was secured by 300,000 shares of the Company's common stock. The amount due was paid in April 2004,of which, $274,066 was in cash, and the balance with the issuance of 300,000 shares of common stock valued at $25,634.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 11 - SETTLEMENT AGREEMENT AND NOTE PAYABLE (continued)

Because there was no stated interest, $45,763 was calculated as imputed interest, resulting in a stated value of the note payable of $254,237 recorded as part of Notes Payable. Interest expense of $15,254 and $30,509 was computed for the years ended September 30, 2003 and 2004 and was added to the stated value of the note, increasing the stated value at the time of finale payment of the note payable in April 2004 to $300,000.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has a payable to officers of its subsidiary, Millennium, of $31,744. The Company expects to pay in full, all amounts owed to related parties in the next fiscal year.

Mr. Zwebner advanced certain funds to the Company, of which $11,368 was outstanding and payable to him at September 30, 2003. Furthermore, Mr. Zwebner assumed a liability owing to the Company from a third party, resulting in an Account Receivable, Shareholder of $93,500.

As discussed in Note 12, the Company entered into a three year consulting agreement with Overseas Communications Limited ("Overseas") on November 2, 2001, for Mr. Michael Zwebner to act as Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company's common stock. For the fiscal years ended September 30, 2004 and 2003, the Company paid $135,000 and $80,000 in cash, respectively, and issued 1,316,666 and 3,160,742 shares of common stock, respectively, under this agreement. Mr. Zwebner is a controlling shareholder of Overseas. Additionally, Mr. Zwebner was issued 4,505,000 shares of stock valued at $150,125 for the year ended September 30, 2004 for expenses incurred on behalf of the Company.

During the 2004 fiscal year, the Company issued 1,980,167 shares valued at $118,810 to Millennium President Mr. Ami Alizari, as compensation for services.

During the 2004 fiscal year, the Company issued 1,165,909 shares valued at $128,250 to the Company's board member, Mr. Ramsey Sweis, as compensation for his services.

During the 2004 fiscal year, the Company paid $8,352 to its stock registrar, The Nevada Agency and Trust Company (NATCO). Alexander Walker Jr, the Company's Corporate Secretary and a Director, is the Chairman and a shareholder of NATCO. Mr. Walker also received 500,000 shares of the Company's stock as compensation for legal services in the year ended September 30, 2003.

Mr. Curt Orgil, the Company's Treasurer and a Director, received
200,000 shares of the Company's stock as compensation for financial services in the year ended September 30, 2003.

NOTE 13- PRODUCT DEVELOPMENT COSTS

The Company does not capitalize costs for improvement or refinement of existing products. Product development expenses charged against earnings were $62,333 and $0 in the fiscal years ended September 30, 2003 and September 30, 2004, respectively. The Company has changed its focus from product development to instillation and consulting.

             Universal Communication Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 14- PATENTS

Intangibles consist of $300,064 of goodwill allocated to patents, related to the Millennium acquisition (see Note 1), and $306,650 of patent and related license costs, $300,000 of which relates to the acquisition of the AirWater patent licenses from J.J. Reidy (also see
Note 3), and $6,650 of which relates to the Company's distributed wireless call processing (DWCP) system.

No amortization is recognized during fiscal 2003 on the Millennium patents, because they were acquired at the end of the year. For the year ended September 30, 2004 $30,000 in amortization expense was recognized.

No amortization is recognized during fiscal 2003 on the AirWater and DWCP patents, because production was limited to retypes and demonstration units. For the year ended September 30, 2004 $45,000 in amortization was recognized.

It was determined after as a subsequent event that the DWCP patents were deemed to be fully impaired (see footnote 16 on subsequent events).

 It is estimated that amortization expense over the next five years will total $375,000. However, with the Company's adoption of SFAS No. 142, intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs that would indicate that the carrying amount may be impaired. The amount of the impairment loss is calculated by the excess of the asset's carrying value over its fair value. Management has analyzed the patents and licenses, and has determined that there is no impairment at this time. Patents are being amortized on a straight-line bases over their 10 year life.

NOTE 15 - NOTES RECEIVABLE

The Companies investment in notes receivable consists solely of demand notes maturing in less than one year, in the amount of $128,357 and $116,782 for the years ended September 30, 2003 and 2004, respectively. Investments with maturities of less than one year are classified as short-term investments. These investments are carried at cost (which approximates fair value), with an interest rate of 10% per annum.

NOTE 16 - SUBSEQUENT EVENTS

On December 15, 2003, the Company tentatively agreed to acquire 51% of GiraSOLAR BV, a Dutch holding company with 2 subsidiaries, Stroomwerk Energy and Solar Service Buro, both involved in the photo-voltaic solar industry. The Company is in the process of conducting its due diligence in connection with this proposed acquisition. As part of the agreement to acquire GiraSOLAR, 36,000,000 shares are being held in escrow. If the sale of GiraSOLAR is finalized, the Company shares will become the property of GiraSOLAR shareholders. As of the date of this report, the Company is continuing doing its due diligence and legal preparatory work, in anticipation of closing the acquisition.

It was determined after the conclusion of audit field work that patents associated with Companies distributed wireless call processing (DWCP) valued at $6,650 was totally impaired. This intangible asset will be expensed in the first quarter of 2005.