Form 10QSB
period 2004-12-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2005-02-22
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004
                                ------------------

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


                       (Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X       No
                                                             ------      ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of February 14, 2005
         -----                      -----------------------------------
Common Stock, $.001 par value                    250,149,590

Transitional Small Business Disclosure Format:    Yes            No     X
                                                      -------       --------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Balance Sheet - September 30, 2004 and
            December 31, 2004                                                3

            Statement of Operations for the three months
            Ended December 31, 2004 and 2003                                 4

            Statement of Cash Flows for the three months
            Ended December 31, 2004 and 2003                                 5

            Notes to the Financial Statements
            December 31, 2004                                                6

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                 11


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                12

   Item 2.  Changes in Securities                                            13

   Item 3.  Defaults Upon Senior Securities                                  14

   Item 4.  Submission of Matters to Vote of Security Holders                15

   Item 5.  Other Information                                                15

   Item 6.  Exhibits and Reports on Form 8-K                                 15

   Item 7.  Signatures                                                       16

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              Universal Communication Systems, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                               December 31        September 30,
                                                                  2004                2004
                                                               ------------       ------------
                                                               (unaudited)
                                     ASSETS
Current Assets:
   Cash & cash equivalents                                     $    107,073       $    453,134
   Accounts receivable, net                                         261,329            102,009
   Note and other receivable                                        131,275            128,357
   Inventory                                                        128,648             41,994
   Prepaid expenses                                                  39,693             65,362
                                                               ------------       ------------
        Total Current Assets                                        668,018            790,856
                                                               ------------       ------------
Fixed Assets:
   Furniture and equipment                                          377,541            446,475
   Less: Accumulated depreciation                                    39,339             34,658
                                                               ------------       ------------
        Total Fixed Assets, Net                                     388,202            411,817
                                                               ------------       ------------
Other Assets:
   Patents                                                          525,914            540,914
   Goodwill                                                          30,000             30,000
   Deposits                                                          55,420             24,133
                                                               ------------       ------------
       Total Other Assets                                           611,334            595,047
                                                               ------------       ------------
            Total Assets                                       $  1,617,554       $  1,797,720
                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable                                               $     60,000       $     60,000
   Accounts payable                                                 240,345            254,012
   Accrued expenses                                                 932,702          1,201,987
   Due to related parties                                                 -             31,744
   Liabilities of discontinued operations                           946,794            946,794
                                                               ------------       ------------
       Total Current Liabilities                                  2,179,841          2,494,537
Long-term Liabilities:
    Convertible debentures                                        1,849,337          2,060,374
                                                               ------------       ------------
            Total Liabilities                                     4,029,178          4,554,911
                                                               ------------       ------------
Commitments and Contingencies                                            --                 --
                                                               ------------       ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share , 10,000,000 shares authorized, 55,000 and 30,000 shares
       issued and outstanding                                            55                 30
   Common stock, par value $.001 per share,
      800,000,000 shares authorized, 236,426,863 and 202,900,000
       shares issued and outstanding                                236,427            202,900
   Additional paid-in capital                                    33,685,120         32,509,910
   Accumulated deficit                                          (36,239,726)       (35,376,531)
   Accounts receivable, shareholder                                 (93,500)           (93,500)
                                                               ------------       ------------
       Total Stockholders' Deficit                               (2,411,624)        (2,757,191)
                                                               ------------       ------------
             Total Liabilities and Stockholders' Deficit       $  1,617,554       $  1,797,720
                                                               ============       ============

                  See notes to condensed financial statements.

              Universal Communication Systems, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED


                                                Three Months                      Three Months
                                             Ended December 31,                Ended December 31,
                                                   2004                               2003
                                              -------------                      -------------
Revenue and other income                      $     501,517                      $     177,276
Cost of goods sold                                 (332,912)                           (14,572)
                                              -------------                      -------------
Gross margin                                        168,605                            162,704
                                              -------------                      -------------

Operating expenses
    Sales and Marketing                             276,258                            229,649
    Product Development                                  --                             95,904
    General and Administrative                      721,642                            496,536
                                              -------------                      -------------
      Total Operating Expenses                      997,900                            822,089
                                              -------------                      -------------
Operating income (loss)                            (829,295)                          (659,385)

Interest income (expense)                           (79,809)                           (61,193)
                                              -------------                      -------------

Net loss                                      $    (909,104)                     $    (720,578)
                                              =============                      =============

Basic And Diluted Loss Per
Share                                         $      (0.004)                     $      (0.008)
                                              =============                      =============

Basic and Diluted Weighted
Average Shares Outstanding                      205,077,089                         91,475,396
                                              =============                      =============



                  See notes to condensed financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                        Condensed Statement of Cash Flows
                                    UNAUDITED


                                                                      For the                For the
                                                                   Three Months           Three Months
                                                                       Ended                  Ended
                                                                     December 31,           December 31,
                                                                       2004                    2003
                                                                    ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $(909,104)               $(720,578)
    Adjustments to reconcile net loss from operations
       to net cash used by operating activities:
       Depreciation and amortization expense                           19,681                    1,796
       Interest payable added to principal of
       debentures                                                      31,966                   55,395
       Interest added to principal of note payable                         --                    7,627
       Stock issued for services                                      170,000                  241,764
       Stock issued for contract settlement                           197,478
       Accrued interest on note receivable                             (2,918)                      --
    Changes in operating assets and liabilities:
       (Increase) in prepaid and other                                  5,619                   (3,879)
       Decrease in accounts receivable                               (159,320)                  68,873
       (Increase) in note receivable                                       --                 (222,429)
       (Increase) in inventory                                        (12,115)                 (16,425)
       Increase in note payable                                            --                    7,627
       Increase in line of credit                                          --                   15,941
       Increase (Decrease) in accrued expenses                       (148,567)                 131,998
       Increase (Decrease) in accounts payable                        (13,666)                  29,744
       Other                                                            4,472                  (14,606)
                                                                    ---------                ---------

       Net Cash (Used) by Operating Activities                       (827,712)                (417,152)
                                                                    ---------                ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Decrease in advances from related parties                           --                  (33,394)
       Purchase of fixed assets                                        (5,605)                 (84,065)
       Other                                                               --                  (33,504)
                                                                    ---------                ---------

       Net Cash (Used) by Investing Activities                         (5,605)                (150,963)
                                                                    ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of common stock                      269,000                  584,037
      Proceeds from the issuance of preferred stock                   250,000                       --
      Decrease in due from related parties                            (31,744)                 (43,043)
                                                                    ---------                ---------
       Net Cash Provided by Financing Activities                      487,256                  540,994)
                                                                    ---------                ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                          (346,061)                 (27,121)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                            453,134                  144,682
                                                                    ---------                ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                $ 107,073                $ 117,561
                                                                    =========                =========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                                $      --                $      --
       Income taxes paid                                            $      --                $      --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                              $  31,966                $  55,395
       Interest accrued on the note payable, added
       to the principal of the note                                 $      --                $   7,627
       Dividends accrued on preferred stock                         $   7,667                       --
       Debentures converted to capital stock                        $ 519,738                $ 560,000

                  See notes to condensed financial statements.

                 Universal Communication Systems, Inc. and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2004.

               The balance sheet at September 30, 2004 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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


NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2004 and 2003, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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


RISK FACTORS

For the past two fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $35,330,622. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

     We will require additional capital in the short term to remain a going concern.

     We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the Air - Water and photovoltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2004 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. Although one of our subsidiaries has a bank account overdraft facility, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

         We are currently focusing our operations on the sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market and that the market will respond to our product line.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
----------------------------------------

Our cash position at December 31, 2004 is $107,073. This is only sufficient to provide coverage for two months of operating cash needs, based on the current reporting period's negative cash flow from operations. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term.

We have been able to obtain private placement funding to finance our activities over the past few years. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors.

We do not have any major expenditures planned, nor do we anticipate the purchase or sale of plant and / or significant equipment. Our operation employs the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers.

We do not anticipate any significant changes in the number of employees in the near term for our existing operations.

To fund existing contracts and several potential sizeable contracts in the sales process, we will need to raise additional equity or arrange for financing vehicles to fund those contracts. Any equity raised could result in dilution of existing shareholders. Additionally, we are uncertain as to the availability of sufficient financing on acceptable terms.

To date, separate from the research and development costs, we have incurred only minor production costs as we have only produced prototypes.


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

We currently have four channels of activity, each conducted by a wholly owned subsidiary. Air Water Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millenium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar Style, Inc. USA and Solar One, Inc., (collectively, "Solar") both Florida corporations with offices in Baltimore, Maryland, manufacture (subcontracted to third parties) and market portable photovoltaic cells in leather cases for consumer electronic products. Solar was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. Solar is offering PV Solar Chargers for a wide range of products, including Solar Chargers for Laptop computers, "Palm" devices, portable CD players, as well as a wide range of cellular phones. Additionally, we have recently combined the technology of the photovoltaic system of Millenium and the water extraction systems of Air Water and developed a self powered air water machine. Lastly, we have recently become involved in the marketing of a pilotless reconnaissance aircraft product, manufactured by BlueBird Aeronautical Company. This is explained further in "NEW BUSINESS SEGMENT" below.

AirWater's initial action was to obtain licensing rights to the technology. To that end, we formed AirWater Patents, Inc. who currently holds the acquired four patents we received under an agreement dated March 24, 2003, relating to this technology, from J. J. Reidy & Company, Inc. of Holden, Massachusetts. Under the terms of the global marketing and licensing agreement, we paid $100,000 in cash and 4 million shares of restricted common stock, along with an advance of $10,000 per month for a twelve month period against royalties. The royalty advance payments concluded October 31, 2004. We are still obligated to pay a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. The total payment under the agreement was valued at $420,000.

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

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. As previously mentioned, on September 29, 2003 we completed the acquisition of Millennium to fulfill this technological need of providing photovoltaic ("PV") Electric Energy to provide the necessary power for the air-water system.

Millenium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. The Company and Mr. Elazari are the holders of more than 21 international patents relating to both PV and solar energy systems and products.


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

Since the company started marketing AirWater machines and systems, we have made inroads into many international markets. Sample machines have been shipped to Mexico, Los Angeles, Huntsville USA, Brazil, Morocco, France, Cameroon, Australia, China, Holland, Jordan, Turkey, Iraq, Saudi Arabia, Emirates, Sri Lanka, India, Thailand, South Africa, Kenya, etc. We have received positive feedback from almost all of these demo placements, with order placements expected shortly.

We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, management remains confident that sizeable international orders for the machines will occur in 2005.


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


OVERSEAS OFFICES.

In line with marketing and sales needs of AirWater and PV Solar Products, we have opened operational and sales offices in Geneva Switzerland and Paris France through strategic partnerships with existing businesses in those locale. In addition, we have set up representation in Australia, Mexico, Brazil, Sri Lanka, Morocco, China, and in several countries in Africa. As previously described, Solar has set up offices in Baltimore, Maryland for the sales and marketing of Solar Products and Systems.

NEW BUSINESS SEGMENT
--------------------
In late December, we established a "Security Products Division" upon completing the negotiation for international marketing rights for a range of unmanned aerial vehicles ("UAV") or Pilotless Planes and related technologies.

With the growing global need for high-tech security-related products, we see an opportunity to get involved in that industry. Through our marketing partners E.T.I , Electro Tech International Ltd (www.e-t-i.co.il), we were introduced to BlueBird Aero Systems Limited (www.bluebird-uav.com), designers and manufacturers of a unique range of UAV Pilotless Planes. Their products are perfectly suited for use with the US Military, Law Enforcement Agencies, INS, DEA and other US and worldwide government agencies whom we are currently approaching for our AirWater products. A marketing and product brochure is now available on our web site.


SUBSEQUENT EVENTS
-----------------

During January 2005, AirWater received an order for 140 Air Water Machines for Australia, an order for 270 Air Water machines for Sri Lanka and an order for 120 machines for a US customer in Texas. These AirWater SOHO styled machines are currently being made in our contracted production facilities in China and will be shipped to the destinations in sealed containers. We anticipate these orders will be manufactured and delivered to the customers during the next quarter.

This activity is evidence that our sales programs enacted during the previous 6 months are showing and will show positive results.

On December 26th 2004, a Tsunami Disaster occurred in South East Asia, which affected many countries. Among the affected countries were India, Sri Lanka and Thailand. We announced that we would donate 20 AirWater machines of various sizes to the affected countries / areas. Working with other International Aid Agencies and other third parties, we shipped out a number of machines to these territories. During the course of January and early February, we have continued to send out additional machines. As of February 13, 2005, we have sent a total of 4 machines to Thailand, 13 machines to Sri Lanka, and 1 machine to India. In addition, recognizing the need for bottles or containers for the victims to collect the water in, we purchased 12,500 plastic "jerry cans" and we have shipped them to Sri Lanka, for free distribution. We have born the cost of shipping the donated machines and the costs of the containers as part of our contribution to the relief efforts. We are continuing our efforts to deploy our product to save lives.

We have also set up an online Charity Fund for donations from the public for the benefit of the victims of the Tsunami Disaster in South East Asia. Please visit www.ucsy.com for further information. The company, our chairman Michael J. Zwebner and Mr. Mohamed Hadid of Los Angeles, CA, have announced that each are donating $25,000 to this fund.

In addition, Millennium Electric, a subsidiary of UCSY, has donated 1,000 portable Solar Chargers to International Aid Workers, spread out all over the disaster areas. These Solar Chargers are ideal for re-charging mobile / cellphones and other digital electronic machines in areas where there is little if any electric power.


RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003.

     Revenues and cost of sales for the three months ended December 31, 2004 were earned primarily by our subsidiaries, Millenium and AirWater.

     Operating expenses for the three months ended December 31, 2004 amounted to $997,900 compared to $822,089 for the three months ended December 31, 2003. These expenses were primarily consultants, professional fees and rents. As the AirWater product is no longer in its initial development stage, we did not incur the product development costs in this period as compared to the prior period.

     Net losses for the three months ended December 31, 2004 were ($909,104), as compared with ($720,578) for the three months ended December 31, 2003.

We completed the agreement to purchase 100% of the stock of Millennium on September 29, 2003. Terms included an initial transfer of 5 million shares of our common stock, valued at $250,000, with options for the sellers to purchase an additional 22 million shares at various exercise prices, ranging from $0.05 to $0.39 per share, to be granted under various conditions related to certain future events and future performance standards for Millennium. Our purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, for which no impairment has been recognized.


LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2004 the Company had cash and cash equivalents of $107,073 compared with $453,134 as of September 30, 2004. This represents a cash decrease of $346,061 from the cash position at September 30, 2004. This decrease resulted primarily from cash used in operations in the amount of $827,712. We received proceeds from the sale of preferred shares of stock and funds received in private placements of our common stock in the amount of $519,000.

We are almost entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. As noted above, cash used in operations for the three months ended December 31, 2004 was $827,712. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed in our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

During the three months ended December 31, 2004, we received equity investments of $519,000. These investments were in the form of issuance of our common stock in various private placements totaling $269,000 and the sale of preferred 8% cumulative shares of stock for a total of $250,000. These proceeds were used to fund our operating deficit and equipment purchases.

While management builds the AirWater and photovoltaic businesses, current operating cash is being provided by the sale of common stock under private placements. There was a working capital deficit at December 31, 2004 in the amount of $1,511,823. Management is attempting to reduce this deficit through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern.

We do not have any off-balance sheet arrangements.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, Mr. Michael J. Zwebner and Chief Financial Officer, Mr. Curtis Orgill, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for the debenture and accrued interest have been made in our financial statements, as we believe the receiver's claim is unfounded and the company will prevail. The matter remains unresolved at December 31, 2004.

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

On November 24, 2004, a settlement agreement was reached calling for:
         1) a stipulation for the entry of a "Consent Judgment" in favor of our subsidiary, Airwater Corporation and UCSY, jointly, and against Atmospheric Water Technology, Inc. ("AWT") in the amount of $5 million,
         2) the payment by ELGT of the amount of $25,000 in cash to us, and
         3) the issuance of 150,000 shares of ELGT's restricted common stock ("Shares"). These shares are restricted from transfer or sale for a one year period. ELGT has a right to purchase those shares from us for a one year period from the agreement date at a price of $0.50 per share. In the event ELGT does not exercise its right of purchase, upon the expiration of the one year period the shares will become free trading and unrestricted. The 150,000 shares of ELGT's common stock represents 2.1 percent of ELGT's total outstanding common stock. At December 31, 2004, the stock had not been received and accordingly, no value has been recorded for the stock in the current period financial statements.

Further agreed, was that after the stipulation for the entry of the "Consent Judgment" has been executed by the parties, ELGT is to assign to us all of ELGT's equity ownership interest (i.e. shares of stock or otherwise) in AWT. This includes all ELGT and AWT's right, title and interest in U.S. Patent No. 4,255,937 and all enhancements thereto, and all ELGT and AWT's right, title and interest to the copyright and trademarks describing the technology in the U.S. Patent, and the Trademark known as "Watermaker", and all ELGT and AWT's right, title and interest in U.S. Patent No. 5,553,459. This transfer to UCSY and AirWater is equal to 92% of the outstanding stock (controlling interest) of AWT and includes all of the US and Global business, as well as all the appertaining Patents, Trademarks and Licenses.

Finally, all parties agreed that each side shall bear its own costs and attorney's fees.

In June 2004, the company filed a lawsuit in Miami District Court against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The law suit relates to charges for commercial fraud, Cyberstalking and illegal use of the company's commercial name and logo. As of December 31, 2004, the litigation continues in Miami Federal Court.

In a related but separate action, We filed a civil "RICO" (Racketeering Influenced Criminal Organization) lawsuit in the circuit court for the 11th Judicial Circuit, Miami-Dade County, Florida against a number of related defendants including RipOffReport.com, BadBusinessBureau.com et al., seeking money damages for our losses as a victim of the defendants' "RICO" conduct and for other improper activities. The lawsuit names a number of defendants who have and are continuing to allegedly operate a Criminal Racketeering Enterprise against our organization and our directors and staff, as well as unnamed John Does 1-25.

Our lawsuit alleges that the defendants associated in a Racketeering Enterprise and conducted or participated, directly or indirectly, in such enterprise through a pattern of racketeering activity consisting of a scheme to defraud, lure, obtain, extort monies by means of fraud, misrepresentation, pretenses, and material omissions through false and misleading practices, and to defame and violate our legal rights through a pattern of criminal activity or a pattern of racketeering activity including the use of telecommunications, mail, wire communications as prescribed by 18 U.S.C. Sec. 1341 and Sec. 1343, 18 U.S.C. Sec. 1962, and F.S. Sec. mail fraud, wire fraud. This case is still pending in the court.

On January 14, 2005 we filed a law suit against Turner Broadcasting System, Inc., Cable News Network, Inc. "CNN" and Wolf Blitzer for $100 million. The law suit has been filed in United States District Court for the Southern District Of Florida. The law suit has been brought for defamation under Florida law. This case is still pending in the court.

During January, AirWater Patents, Inc., received a Notice Letter from attorneys acting for J.J. Reidy & Co., Inc., allegedly terminating the Global License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in Miami Federal Court, seeking Declamatory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J&J Reidy Inc. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. The matter remains unresolved at December 31, 2004.

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias "IrishJim44," for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the company and the chairman Michael Zwebner, as posted on the internet.


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

On October 11, 2004, we issued 1,300,000 shares of common stock under private placement subscriptions at $0.03 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On October 18, 2004, we issued 8,160,000 shares of common stock under private placement subscriptions at $0.012 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On October 19, 2004, we issued 100,000 shares of common stock under private placement subscriptions at $0.03 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On October 25, 2004, we issued 15,399,997 shares of common stock under private placement subscriptions at various prices ranging from $0.026 per share to $0.03 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 13, 2004, we issued 800,000 shares of common stock under private placement subscriptions at $0.025 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 21, 2004, we issued 2,958,332 shares of common stock under private placement subscriptions at $0.024 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On December 6, 2004, we sold 25,000 shares of Series B 8% Convertible Preferred Stock and Warrants to purchase 16,666,667 shares of common stock for which we received net proceeds of $250,000. The Series B Convertible Preferred Stock, with a face value of $250,000, is convertible into common stock at $0.015 per share. The Warrants are exercisable at $0.03 per share until December 6, 2009.

On January 5, 2005, we sold 30,000 shares of Series C 8% Convertible Preferred Stock and A, B and C Warrants to purchase 20,000,000 shares of common stock for which we received net proceeds of $300,000. The Series C Convertible Preferred Stock, with a face value of $300,000, is convertible into common stock at $0.03 per share. The A Warrants are exercisable for 10,000,000 shares of common stock at $0.04 per share until January 5, 2010. The B Warrants are exercisable for 5,000,000 shares of common stock at $0.06 per share until January 5, 2010. and the C Warrants are exercisable for 5,000,000 shares of common stock at $0.08 per share until January 5, 2010.


Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $519,738 of debentures into 21,867,611 of the Company's common stock on various dates between November 23 and December 30, 2004, at various prices ranging from $0.0192 per common share to $0.027 per common share.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on November 30, 2004. The directors elected at the meeting were:

                                             For        Withheld
                                        ------------  ------------
         Curtis A. Orgill                139,760,447     297,034
         Ramsey Sweis                    139,760,447     297,034
         Alexander H. Walker, Jr.        139,760,447     297,034
         Michael J. Zwebner              139,760,447     297,034
         Ami Elazari                     139,760,447     297,034

     Ratification of the selection of Reuben E. Price, P.A., as the Company's independent auditors for the fiscal year ending September 30, 2003:

                                For          Against       Withheld
                            ------------  --------------  ------------
                            131,398,491    2,087,427       1,133,291

The foregoing matters are described in detail in the Company's proxy statement dated October 29, 2004 for the 2004 Annual Meeting of Stockholders.


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



Date:  February 17, 2005        UNIVERSAL COMMUNICATION SYSTEMS, INC.



                                /s/ MICHAEL J. ZWEBNER
                                ----------------------------
                                Michael J. Zwebner
                                Chief Executive Officer,
                                Chairman of the Board