Form 10QSB
period 2005-03-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2005-05-20
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2005
                                  --------------

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

                             407 Lincoln Rd, Suite 12F
                              Miami Beach, FL 33139
                              ---------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                    Outstanding as of May 02, 2005
         -----                                    ------------------------------
Common Stock, $.001 par value                               268,996,256

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheet - March 31, 2005 and
            September 30, 2004                                               3

            Consolidated Statements of Operations for the three months
            and six months Ended March 31, 2005 and 2004                     4

            Consolidated Statements of Cash Flows for the three months
            and six months Ended March 31, 2005 and 2004                     5

            Notes to the Consolidated Financial Statements
            March 31, 2005                                                   6

   Item 2.  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations                                        7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               XX

   Item 2.  Unregistered Sales Of Equity Securities And Use Of ProceedS     XX

   Item 5.  Changes in Securities and Use of Proceeds                       11

   Item 6.  Exhibits and Reports on Form 8-K                                11

   Item 7.  Signatures                                                      12

            Certifications                                                  12

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Universal Communication Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                    March 31,            September 30,
                                                                      2005                   2004
                                                                  ------------           -------------
                                                                  (unaudited)            (see note 1)
                                                                  ------------           -------------
                                   ASSETS
Current Assets:
   Cash & cash equivalents                                        $    270,604           $    453,134
   Accounts receivable, net                                            254,965                102,009
   Note and other receivable                                           134,192                128,357
   Inventory                                                           678,530                 41,994
   Prepaid expenses                                                     66,958                 65,362
                                                                  ------------           ------------
        Total Current Assets                                         1,405,249                790,856
                                                                  ------------           ------------
Fixed Assets:
   Furniture and equipment                                              84,193                446,475
   Less: Accumulated depreciation                                       43,203                 34,658
                                                                  ------------           ------------
        Total Fixed Assets, Net                                         40,990                411,817
                                                                  ------------           ------------
Other Assets:
   Patents                                                             510,914                540,914
   Goodwill                                                             30,000                 30,000
   Deposits                                                             69,893                 24,133
   Other                                                                25,000                     --
                                                                  ------------           ------------
       Total Other Assets                                              635,807                595,047
                                                                  ------------           ------------
            Total Assets                                          $  2,082,046           $  1,797,720
                                                                  ============           ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                                  $    393,131           $     60,000
   Accounts payable                                                    500,552                254,012
   Accrued expenses                                                    898,351              1,201,987
   Due to related parties                                               16,186                 31,744
   Liabilities of discontinued operations                              946,794                946,794
                                                                  ------------           ------------
       Total Current Liabilities                                     2,755,014              2,494,537
Long-term Liabilities:
    Convertible debentures                                           1,258,923              2,060,374
                                                                  ------------           ------------
            Total Liabilities                                        4,013,937              4,554,911
                                                                  ------------           ------------
Commitments and Contingencies                                               --                     --
                                                                  ------------           ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share,
       10,000,000 shares authorized,
       90,000 and 30,000 shares
       issued and outstanding                                               90                     30
   Common stock, par value $.001 per share,
       800,000,000 shares authorized, 255,436,256 and
       202,900,000 shares issued and outstanding                       255,437                202,900
   Additional paid-in capital                                       35,331,650             32,509,910
   Accumulated deficit                                             (37,425,568)           (35,376,531)
   Accounts receivable, shareholder                                    (93,500)               (93,500)
                                                                  ------------           ------------
       Total Stockholders' Deficit                                  (1,931,891)            (2,757,191)
                                                                  ------------           ------------
             Total Liabilities and Stockholders' Deficit          $  2,082,046           $  1,797,720
                                                                  ============           ============

                  See notes to condensed financial statements.

                              Universal Communication Systems, Inc.
                        Condensed Consolidated Statements of Operations
                                            UNAUDITED

                                         Three Months Ended March 31,            Six Months Ended March 31,
                                         ----------------------------            --------------------------
                                            2005               2004                 2005             2004
                                         ----------          --------            ----------       ---------
Revenue and other income                 $  349,626          $  52,051           $  851,143       $ 229,327
Cost of goods sold                         (459,555)            (7,598)            (792,467)        (22,170)
                                         ----------          ---------            ---------       ---------
Gross profit                               (109,928)            44,453               58,677         207,157

Operating expenses
   Sales and marketing                       (3,555)           431,258              272,703         675,907
   Product development                            -             30,000                    -         125,904
   General and administrative               899,369            393,937            1,621,011         890,473
                                         ----------          ---------            ---------       ---------
Operating (loss)                         (1,005,742)          (810,742)          (1,835,037)     (1,485,127)

Interest Income                               9,269              5,803               12,187           5,803
Interest expense                           (175,985)          (190,212)            (258,711)       (230,075)
                                         ----------          ---------            ---------       ---------


Net loss                                $(1,172,458)         $(995,151)         $(2,081,561)    $(1,709,399)
                                         ==========          =========            =========       =========

Basic and diluted loss per
share                                    $   (0.01)          $   (0.01)           $  (0.01)       $  (0.01)
                                         ==========          =========            =========       =========

Number of shares used in
computing basic and diluted
loss per share                          250,605,425        122,444,801          226,838,858     104,350,118
                                        ===========        ===========          ===========     ===========

             See notes to condensed consolidated financial statements.

                              Universal Communication Systems, Inc.
                         Condensed Consolidated Statement of Cash Flows
                                          UNAUDITED

                                                                 For the              For the
                                                                Six Months           Six Months
                                                                  Ended                Ended
                                                                 March 31,            March 31,
                                                                   2005                  2004
                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                   $(2,081,561)          $(1,709,399)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                        38,545                 2,493
       Interest payable added to principal of
       debentures                                                   25,236                93,699
       Stock issued for services                                   385,600               637,159
       Stock issued for contract settlement                        197,478                    --
       Stock issued in payment of interest                         300,000                    --
       Accrued interest on note receivable                          (5,835)               (5,803)
Changes in operating assets and liabilities:
       Prepaid and other                                            (1,596)               35,185
       Accounts receivable                                        (152,956)             (173,822)
       Inventory                                                  (264,964)             (401,610)
       Deposits                                                    (45,760)              (95,677)
       Accrued expenses                                           (303,636)              514,375
       Accounts payable                                            246,540               195,314
       Other                                                         7,524                 1,209
                                                               -----------           -----------

       Net Cash (Used) by Operating Activities                  (1,655,385)             (906,879)
                                                               -----------           -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                     (9,290)                   --
                                                               -----------           -----------

       Net Cash (Used) by Investing Activities                      (9,290)                   --
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings on bank credit line                               333,131              (310,467)
      Proceeds from the issuance of common stock                   469,000             1,207,959
      Proceeds from the issuance of preferred stock                600,000                    --
      Decrease in due from related parties                         (15,558)              (61,547)
                                                               -----------           -----------
       Net Cash Provided by Financing Activities                 1,386,573               835,945
                                                               -----------           -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (182,530)              (70,934)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                         453,134               144,682
                                                               -----------           -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                           $   270,604           $    73,748
                                                               ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                           $        --           $        --
       Income taxes paid                                       $        --           $        --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                         $    25,236           $    93,699
       Interest accrued on the note payable, added
       to the principal of the note                            $     5,835           $     5,803
       Dividends accrued on preferred stock                    $    17,074                    --
       Debentures converted to capital stock                   $ 1,119,738           $   560,000

                  See notes to condensed financial statements.

                         UNIVERSAL COMMUNICATION SYSTEMS, INC.
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

               Basis of Presentation

               The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2004

               The balance sheet at September 30, 2004 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $37,425,568 at March 31, 2004. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended March 31, 2005 and 2004, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently have four channels of activity, each conducted by a wholly owned subsidiary. Air Water Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millenium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar Style, Inc. USA and Solar One, Inc., (collectively, "Solar") both Florida corporations with offices in Baltimore, Maryland, manufacture (subcontracted to third parties) and market portable photovoltaic cells in leather cases for consumer electronic products. Solar was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. Solar is offering PV Solar Chargers for a wide range of products, including Solar Chargers for Laptop computers, "PDA" devices, portable CD players, as well as a wide range of cellular phones. Lastly, we have recently become involved in the marketing of a pilotless reconnaissance aircraft product, manufactured by BlueBird Aeronautical Company.

AirWater's initial action was to obtain licensing rights to the technology. To that end, we formed AirWater Patents, Inc. who currently holds the acquired four patents we received under an agreement dated March 24, 2003, relating to this technology, from J. J. Reidy & Company, Inc. of Holden, Massachusetts. Under the terms of the global marketing and licensing agreement, we paid $100,000 in cash and 4 million shares of restricted common stock, along with an advance of $10,000 per month for a twelve month period against royalties. The royalty advance payments concluded October 31, 2004. We are still obligated to pay a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. The total payment under the agreement was valued at $420,000. In January 2005, we received a termination notice from J. J. Reidy & Company, Inc., the patent holders, indicating that the Global License Agreement that was entered into in March 2003, was breached. We have filed an action in the US District Court for the Southern District in Florida in response and we do not anticipate an impact on our revenue or operations from this dispute. This is further described in Part II item 1, Legal Proceedings. At this time, and pending resolution of the issues, no royalty or other payments are being made.

OUTLOOK

         We will require short-term outside investment on a continuing basis to finance our current operations and capital expenditures. If we do not obtain short term financing we may not be able to continue as a viable concern. Although our Israeli subsidiary has a bank credit line, Universal Communication Systems, Inc. does not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

In certain global areas where electricity and/or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. In 2003 the acquisition of Millennium was consumated to fulfill this technological need of providing photovoltaic ("PV") Electric Energy to provide the necessary power for the air-water system.

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

Since the company started marketing AirWater machines and systems, we have made inroads into many international markets. We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, management remains confident that sales will continue to grow in 2005.

ACTIVITIES OF AIR WATER CORP

In December 2004, the Tsunami Disaster in South East Asia struck. This primarily affected the countries of Thailand, Indonesia and Sri Lanka as well as parts of India.

In the days following the Tsunami Disaster, our company announced that it was donating several Air Water machines for immediate dispatch to the region. During the months of January and February, the company manufactured about 20 machines for relief work, but we were only able to ship thirteen of those machines due to constraints in the receiving countries. We shipped two machines to Thailand, ten to Sri Lanka, and one machine to India. In recognition of our commitment, we have retained the remaining 7 machines in storage for use in future disaster needs. In addition, we purchased 12,500 Water Bags and other needed equipment, and air shipped all the machines and associated equipment to the various countries.

The donated machines in Sri Lanka were received by the Prime Minister on behalf of the government, and were deployed in various disaster relief areas. In Thailand, the Government took possession of the 2 machines sent there, and deployed the machines in the disaster affected areas.

In Sri Lanka, the company donated several machines to the relief camps operated by ISRAAID, a relief agency from Israel. The machines were primarily used to produce water for food preparation in the camps operated by volunteers from Israel. In one such camp, the machines contributed to the production of some 5,000 meals per day for the victims of the disaster. In separate areas, we have self operated the machines to provide much needed fresh drinking water to the local populace. The local arrangements and services were provided by Air Water Lanka Limited, the local distributor of Air Water machines and services.

We have sold machines in container loads to Australia, Sri Lanka, USA, and Thailand. In addition, we have sold sample machines to many countries worldwide, indicating a significant increase in global interest in our machines.

In addition, during January, Millennium, donated 1,000 portable Solar Chargers to international aid workers, spread throughout the disaster areas. These Solar Chargers are ideal for re-charging mobile / cellphones and other digital electronic machines in areas where there is little if any electric power.

In January 2005, we issued an appeal for charitable donations from the public for continuing aid to the Tsunami affected areas. In total, we received donations of $50,638.76. All of these funds were utilized as part of the costs related to the donation of machines and services, which totaled $94,000.

The company has received letters of commendation as well as appreciation from the Governments of both Sri Lanka and Thailand. During the period January - March 2005, customer orders were received for 140 Air Water Machines for Australia, an order for 270 Air Water machines for Sri Lanka and an order for 120 machines for a customer in Texas. We also received an order for 130 machines for a new customer in Thailand. These AirWater SOHO styled machines were made in our contracted production facilities in China and shipped to the destinations in sealed containers.

During January 2005, AirWater received an order for 140 Air Water Machines for Australia. Under an agreement with the buyer, we received 50% of the amount invoiced in cash funds, and the balance in a 30% share equity in the Licensee's company, AIR-WATER INTERNATIONAL PTY LTD. As of March 31st 2005, while we have received an acknowledgment and agreement for the share equity transaction, we have not received the share certificate. We have included $25,000 in other assets as the estimated value of the equity shares to be received. We anticipate receiving the stock certificate in the third quarter of the current fiscal year. Because the transaction is not complete, none of this company's results of operations are included in the accompanying financial statements.

We have received inquiries and orders for sample AirWater machines during the period January through March, 2005. We have received inquiries for orders for various models of our range of machines from Spain, Germany, Dubai, Panama, India, Nigeria, Singapore, Jordan and Oman. In addition, we believe interest in the larger models of AirWater machines is growing and government officials from several countries have been discussing the potential purchase of these machines for possible deployment in rural areas and (drinkable) water starved villages in various third world communities.

The increased activity in both initial inquiries and sample order requests for our AirWater machines has bolstered our belief that our business plan and marketing model will place us in a dominant position as one of the leaders in the new business of Air to Water technology, machines and systems.

Our subsidiary, Air Water Corporation, recently released a short film on its activities in Sri Lanka as well as information on the production of AirWater machines. This film may be accessed on line by visiting our web address and clicking on the applicable link. On either www.ucsy.com or www.airwatercorp.com

ACTIVITIES OF ATMOSPHERIC WATER TECHNOLOGIES INC

NEW BUSINESS IN INDIA

Our newest subsidiary, Atmospheric Water Technologies, Inc. ("AWT") entered into a License Agreement with Watermaker (India) PVT Limited, of Mumbai India. Under the terms of the agreement, Watermaker (India) will pay a License Fee of $100,000 for the exclusive rights to manufacture and / or market a range of Air Water and Watermaker branded machines in all of the Indian sub-continent. AWT has received the first payment of $10,000 under the agreement. Under separate arrangements, the balance of the Licensing Fee will be paid over a period of 18 months.

We plan to offer and market many of the Air to Water machines in the Indian market. India, with a population of about 1.3 billion people, is a large country that has serious and immediate water needs, and our plans are to secure a major share of this growing marketplace. In addition, we are working together with our Licensee to place a prototype special purpose and unique air water machine with the Indian Army.

Our Indian Licensing agreement was entered into with a well established group, whose company and other business entities have been in business for over 100 years. This group has been one of the leading organizations, with dealings in activities ranging from the travel industry, global logistics, freight forwarding and clearing, handling and representing major international accounts through their extensive network. We feel this group is most qualified and able to perform in the Air to Water Industry, and will be a great asset in our efforts to further promote our company's complete range of products and services in the India market.

ACTIVITIES OF MILLENNIUM ELECTRIC

Millennium Electric concluded an agreement and entered into a sale and distribution agreement with Prom Sol Enrg., a well established Spanish company operating in the energy field. The agreement calls for the installation of ten rooftop, grid-connected 100 kW PV Solar Energy Systems using our patented, state-of-the-art photovoltaic technology. This first agreement calls for an initial payment of $320,000 for the first phase, which is a 50 kW system installation. In addition, Prom Sol Enrg. has contracted to purchase $50,000 in value for a container of PV Solar Products. Under the terms of the agreement, Millennium Electric TOU Limited will install its patented Multi Solar System
(MSS) in a private area on the shores of Spain. This is part of a broader agreement with the local Spanish company which is a division of the Goldman Group (a group of companies operating in Europe, and originating from Kazakhstan and Russia), that will be expanded up to a total of a 1 MW PV grid-connected system in Spain, valued at Euro 6 million.

LISTING ON FOREIGN EQUITIES EXCHANGE

On December 1, 2003, the company obtained a listing on the Berlin Exchange in Germany. The company was assigned the trading symbol "UCV." We have engaged the services of the Geneva Group, an entity with expertise in marketing and corporate promotions, to bring to the German investor an awareness of our business, as well as an awareness of our stock listing on the German exchange. We have been advised that we do not have any regulatory filings in connection with this listing beyond what is required for our United States securities filings.

OVERSEAS AND SUBSIDIARY OFFICES.

In line with marketing and sales needs of AirWater and PV Solar Products, we conduct sales efforts through strategic arrangements with loal entities in Paris, France from which we concentrate our African efforts. In addition, we have set up representation in Australia, Mexico, Brazil, Sri Lanka, Morocco and China. As previously reported, Solar has set up offices in Baltimore, Maryland for the sales and marketing of Solar Products and Systems.

NEW BUSINESS SEGMENT

In late December, 2004, as previously reported, we established a "Security Products Division" after completing the negotiation for international marketing rights for a range of unmanned aerial vehicles ("UAV") or Pilotless Planes and related technologies.

With the growing global need for high-tech security-related products, we see an opportunity to get involved in that industry. Through our marketing partners E.T.I , Electro Tech International Ltd (www.e-t-i.co.il), we were introduced to BlueBird Aero Systems Limited (www.bluebird-uav.com), designers and manufacturers of a unique range of UAV Pilotless Planes. Their products are perfectly suited for use with the US Military, Law Enforcement Agencies, INS, DEA and other US and worldwide government agencies whom we are currently approaching for our AirWater products. A marketing and product brochure is available on our web site. We are continuing our sales and marketing efforts, and have received serious interest from several overseas customers.

In April we announced the formamtion of a wholly owned overseas subsidiary, MISA WATER PRODUCTS LIMITED, for the purposes of setting up a "water from air" bottling plant operation. In the initial phase, it is anticipated that the plant will produce about 36,000 bottles of clean, clear, pure, filtered and mineralized water. We are moving into this business segment to further establish our corporate identity and our range of products and services.

We are planning for the new 'water from air' bottling plant (which may be considered the World's first such facility), to be located in the eastern Mediterranean, and we further expect that once the first plant is in production, more bottling plants as this prototype, will be licensed to other areas and countries / corporations who recognize the need and growth potential of such plants.

In a separate matter, Air Water Corporation has received an order for 140 new air water machines for South Africa. We are in the process of finalizing this order.

MILLENNIUM ELECTRIC

Millennium Electric T.O.U. Ltd, the company entered into and signed a Strategic Collaboration Agreement with the Israeli "Technion" based in Haifa, Israel, to co-operate jointly in research and development activities in the fields of energy, water treatment and environmental issues. The strategic collaboration involves, along with other matters, common proposals in the submission to relevant calls in the EC (European Commission) Framework Program, and initiation of Programs within the Israeli Industrial Academic Research Framework. The Agreement was concluded with Alex Gordon, head of the liaison office of the Technion R&D Foundation Ltd. The company has submitted an application for funding in the fields of energy, water extraction from air, as well as water treatment, and other environmental projects. These applications and submissions have been made to the Commission for the European Community, (http://europa.eu.int) in the framework of the Cooperative Research Program, for ongoing development within the framework of the FP6, and FP7 European Commission R&D projects. The projects, in a range of Euro 3.5 Million, also includes several other European participants and will once again be coordinated by Millennium Electric, the exclusive holders of the International Patents, as well as the relevant Technologies and other Applications.

The objective of this collaboration agreement is to further develop our world-class Millennium brand of ideas, products and patented technologies, and continue to move in the direction of the solar industry which is Building Integrated Photo-Voltaic Energy Production Systems, by developing a new generation of advanced PV Solar Panels that will be capable of being integrated into any type of building, to serve as different structural elements whether as roof tiles, windows or even facades. To date, over 600 such Systems have been successfully installed in Israel and around the world and have been working successfully for over 13 years. This new collaboration agreement with the Haifa Technion and the European Commission will help move this technology into the next phase, and bring the next generation of 'Green Energy' to the world industry and beyond. The company believe that this new major agreement will open the door for us to many new Solar Energy markets.

In April 2005, Millennium Electric, announced that an agreement had been signed with Azur Solar (UK) Ltd. (www.azure-solar.co.uk), granting them distribution for the UK market for the range of Millennium Brand PV Solar Panels and related products. In addition, the agreement calls for Azur Solar to purchase up to $15 million in value of PV Solar Energy Panels for the UK market during 2005. This new export order is once again a major endorsement of the high quality of Millennium Brand PV Solar Energy Panels.

ACTIVITIES OF SOLAR STYLE INC

Solar Style announced the launch of a new range of Patented PV Solar Chargers for the consumer electronics market in May. The new products are all fitted with new, exclusively developed "Battery On Board" (BOB) technology, enabling the consumer to apply "charging" to his/her electronic device 24 hours per day, all year round. The entire range of products is designed to operate both in sunlight, and indoors.

The new range of PV Solar Charger products are manufactured by more than 7 separate factories in China and Hong Kong, and are finally assembled in a blister display packaging for easy distribution to international retailers.

In addition, all our Solar Charger products will be available for online purchase on our new Website. We anticipate the website to be fully functional in May 2005. Solar Style's PV Solar Chargers are patented in the U.S., Canada and in select countries around the world.

RESULTS OF OPERATIONS

Restatement of the three months and six months ended March 31, 2004:

As reported in our filing for the period ended March 31, 2004, we included certain amounts of revenue and cost of sales that were receipts and disbursements for third parties. In our annual audit at our fiscal year end September 30, 2004, we were advised that these amounts should not have been included in our sales and cost of sales figures, and accordingly were excluded in our year end reports. The following table represents the differences in our reported amounts of sales and costs of sales for the three and six month period ended March 31, 2004:

                                             AS REPORTED                                  RESTATED
                                  ---------------------------------           ---------------------------------
                                  Three Months          Six Months            Three Months          Six Months
                                  ------------          -----------           ------------          -----------
Revenue and other income          $   718,506           $   895,782           $    52,051           $   229,327
Cost of goods sold                   (478,599)             (493,171)               (7,598)              (22,170)
                                  -----------           -----------           -----------           -----------
Gross profit                          239,907               402,611                44,453               207,157

Operating (loss)                     (645,288)           (1,319,673)             (810,742)           (1,485,127)

Net loss                          $  (680,394)          $(1,394,642)          $  (995,151)          $(1,709,399)
                                  ===========           ===========           ===========           ===========

Results Of Operations, For The Three Months and Six Months Ended March 31, 2005 Compared to the Three Months and Six Months Ended March 31, 2004.

Revenues and cost of sales for the three months and six months ended March 31, 2005 and March 31, 2004 increased $297,575 and $621,816 respectively. Total revenues for the three month period ending March 31, 2005 were $349,626 and for the six month period ending March 31, 2005, were $851,143.

Cost of sales totaled $459,555 for the three months ending March 31, 2005 and $792,467 for the six months ending March 31, 2005.

         Operating expenses for the three months and six months ended March 31, 2005 amounted to $895,814 and $1,893,714, respectively, compared to $855,195 and $1,692,284 for the three months and six months ended March 31, 2004. For both periods, these expenses were primarily sales and marketing costs, consultants and professional fees.

         Interest expense decreased $14,227 from $190,212 for the three months ended March 31, 2004, to $175,985 for the three months ended March 31, 2005. For the six months ended March 31, 2005 and 2004, interest expense increased $28,636 from $230,075 to $258,711, respectively. The decrease resulted from the conversion by the bondholders of a portion of their debt to common stock during the period and the increase resulted from a settlement on past due interest penalties with one of the bond holders.

         Net losses for the three months ended March 31, 2005 were $(1,172,458), as compared with $(995,151) for the three months ended March 31, 2004. Net losses for the six months ended March 31, 2005 were $(2,081,561), as compared with $(1,709,399) for the six months ended March 31, 2004. The increases in net losses are primarily attributable to increased marketing and consulting activities with respect to the air water product lines.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2005, our cash position was $270,604 compared to $73,748 as of September 30, 2004. Cash used in operating activities for the six month periods ending March 31, 2005, compared to the six months ending March 31, 2004 were $(1,655,385) and $(906,879) respectively. The primary use of these funds resulted from operating losses and increase in inventories. Cash provided by financing activities for the six month periods ending March 31, 2005 and 2004 were $1,386,573 and $835,945 respectively. For the period ending in 2005 this amount was derived from the sale of common and preferred stock.

         While sales are being developed, current operating cash is being provided by loans and the sale of stock. The company has had a working capital deficit for an extensive period of time. If management is unable to continue raising funds through common stock sales and loans, we may not be able to continue as a viable concern. Other than the small line of credit held by Millenium, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 26, 1999, we filed suit against Credit Bancorp, in U.S. District Court in San Francisco, regarding improprieties on the part of Credit Bancorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit Bancorp agreed to convert the original loans granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp in settlement of this obligation. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1,600 per share of unregistered, restricted shares of our common stock. Credit Bancorp had agreed to convert principal and accrued interest owing on the debenture into 463 shares of our common stock.

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for the debenture and accrued interest have been made in our financial statements, as we believe the receiver's claim is unfounded and the company will prevail. During the current reporting period, there have been several exchanges between us and the receiver, and some limited discovery of relevant documents has occurred. The matter remains unresolved at March 31, 2005.

On August 7, 2003, Electric Gas & Technology of Dallas, Texas ("ELGT"), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas. Their press release stated that we had infringed on their patents. We filed a counter claim in the United States District Court, Southern District of Florida, case number 03-22196-Civ-Seitz, disputing ELGT's claims of patent infringement and as a result of statements published in their press releases, we included in our complaint $118 million in damages.

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

It was further agreed, that after the stipulation for the entry of the "Consent Judgment", ELGT was to assign to us all of ELGT's equity ownership interest (i.e. shares of stock or otherwise) in AWT. This includes all ELGT and AWT's rights, title and interest in U.S. Patent No. 4,255,937 and all title and interest in U.S. Patent No. 5,553,459. This transfer to UCSY and AirWater is equal to 92% of the outstanding stock (controlling interest) of AWT and includes all patents held by AWT, as well as all the appertaining Patents, Trademarks and Licenses.

In January 2005, we received the stock (92%) of AWT. we received AWT with no assets or liabilities, other than the rights, title and interest in the patents noted above.

In June 2004, we filed a lawsuit in Miami District Court against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal use of the company's commercial name and logo. As of December 31, 2004, the litigation continues in Miami Federal Court. The court has set a trial date for October 2005.

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

Our lawsuit alleges that the defendants associated in a Racketeering Enterprise and conducted or participated, directly or indirectly, in such enterprise through a pattern of racketeering activity consisting of a scheme to defraud, lure, obtain, extort monies by means of fraud, misrepresentation, pretenses, and material omissions through false and misleading practices, and to defame and violate our legal rights through a pattern of criminal activity or a pattern of racketeering activity including the use of telecommunications, mail, wire communications as prescribed by 18 U.S.C. Sec. 1341 and Sec. 1343, 18 U.S.C. Sec. 1962, and F.S. Sec. mail fraud, wire fraud. At March 31, 2005, the defendants are fighting jurisdiction, and the case is still pending in the court.

On January 14, 2005 we filed a law suit in the U.S. District Court, Southern District of Florida (Miami), (Docket #05-CV-20047), against Turner Broadcasting System, Inc., Cable News Network, Inc. "CNN" and Wolf Blitzer for $100 million. The law suit has been brought for defamation under Florida law. CNN attorneys have contested this case, filed various motions, and the judge closed the case in March 2005. We have however filed various appeals, and the case is still pending decisions of the higher courts. Relating to this matter, we issued a press release requesting any shareholder who had trading losses in our stock during the period Novermber 1, 2001 through current, could join in our filing of a class action request against Lycos, et al.

In January 2005, we received a termination notice from J.J. Reidy & Company, the AirWater patent holders allegedly terminating the Global License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case no. 05-20650-CIV-Jordan/Klein), seeking Declamatory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston Massachussetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We have filed several motions with the Boston court contesting jurisdiction, and the matter is now currently in review by the courts. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to JJ Reidy.

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias "IrishJim44," for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the company and the chairman Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. The company is appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida and therefore the court should reverse its decision. The matter is currently awaiting the courts further consideration.

The company had earlier filed a law suit against 2 Internet posters in state court in Miami Florida claiming the defendants use of tortuous speech to interfere with the business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, the company obtained a default order and subsequently a default judgment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On January 5, 2005, we issued 1,000,000 shares of common stock under private placement subscriptions at $0.025 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On February 9, 2005, we issued 800,000 shares of common stock under private placement subscriptions at $0.025 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

In connection with the October 19, 2004 issuance previously reported, we issued 900,000 additional shares of common stock for the balance due under a private placement subscriptions at $0.03 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $600,000 of debentures into 9,722,727 of the Company's common stock on various dates between January 3 and January 21, 2005, at various prices ranging from $0.035 per common share to $0.05 per common share.

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

Date:  May 20, 2005        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                           /s/ MICHAEL J. ZWEBNER
                           ----------------------------------------------
                           Michael J. Zwebner
                           Chief Executive Officer, Chairman of the Board