Form 10QSB
period 2005-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2005-08-19
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2005
                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number:  000-30405

                    Universal Communication Systems, Inc.
                    -------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                      4812                        860887822
 (State or jurisdiction   (Primary Standard Industrial         (IRS Employer
    of incorporation         Classification Code No.)        Identification No.)
    or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                                 Outstanding as of August 12, 2005
         -----                                 ---------------------------------
Common Stock, $.001 par value                            321,644,906

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----
   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets - June 30, 2005 and
            September 30, 2004                                               3

            Consolidated Statements of Operations for the three months
            and nine months Ended June 30, 2005 and 2004                     4

            Consolidated Statements of Cash Flows for the three months
            and nine months Ended June 30, 2005 and 2004                     5

            Notes to the Consolidated Financial Statements
            June 30, 2005                                                    6

   Item 2.  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations                                        7

   Item 3.  Evaluation Of Disclosure Controls And Procedures                10

PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               15


   Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds     17


   Item 6.  Exhibits and Reports on Form 8-K                                17


   Item 7.  Signatures                                                      18

            Certifications

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      Universal Communication Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                  June 30,           September 30,
                                                                    2005                  2004
                                                                ------------         -------------
                                                                (unaudited)          (see note 1)
                                                                ------------         -------------
                                     ASSETS
Current Assets:
   Cash & cash equivalents                                      $     59,833         $    453,134
   Accounts receivable, net                                          117,537              102,009
   Note and other receivable                                         137,110              128,357
   Inventory                                                         365,703               41,994
   Prepaid expenses                                                   59,690               65,362
                                                                ------------         ------------
        Total Current Assets                                         739,873              790,856
                                                                ------------         ------------
Fixed Assets:
   Furniture and equipment                                           459,544              446,475
   Less: Accumulated depreciation                                     47,359               34,658
                                                                ------------         ------------
        Total Fixed Assets, Net                                      412,185              411,817
                                                                ------------         ------------
Other Assets:
   Patents, net of amortization                                      494,534              540,914
   Goodwill                                                           30,000               30,000
   Deposits                                                           55,296               24,133
   Other                                                              25,000                   --
                                                                ------------         ------------
       Total Other Assets                                            604,830              595,047
                                                                ------------         ------------
            Total Assets                                        $  1,756,888         $  1,797,720
                                                                ============         ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                                $    231,314         $     60,000
   Accounts payable                                                  485,765              254,012
   Accrued expenses                                                  889,030            1,201,987
   Due to related parties                                             19,771               31,744
   Liabilities of discontinued operations                            946,794              946,794
                                                                ------------         ------------
       Total Current Liabilities                                   2,572,674            2,494,537
Long-term Liabilities:
    Convertible debentures                                         1,302,616            2,060,374
                                                                ------------         ------------
            Total Liabilities                                      3,875,290            4,554,911
                                                                ------------         ------------
Commitments and Contingencies                                             --                   --
                                                                ------------         ------------
Stockholders' Deficit:
   Preferred stock, par value $.001 per share,
       10,000,000 shares authorized,
       90,000 and 30,000 shares
       issued and outstanding                                             90                   30
   Common stock, par value $.001 per share,
       800,000,000 shares authorized, 284,244,906 and
       202,900,000 shares issued and outstanding                     284,245              202,900
   Additional paid-in capital                                     36,060,005           32,509,910
   Accumulated deficit                                           (38,369,244)         (35,376,531)
   Accounts receivable, shareholder                                  (93,500)             (93,500)
                                                                ------------         ------------
       Total Stockholders' Deficit                                (2,118,402)          (2,757,191)
                                                                ------------         ------------
             Total Liabilities and Stockholders' Deficit        $  1,756,888         $  1,797,720
                                                                ============         ============

                  See notes to condensed financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statements of Operations
                                    UNAUDITED

                                     Three Months Ended June 30,            Nine Months Ended June 30,
                                  --------------------------------      --------------------------------
                                       2005               2004               2005               2004
                                  -------------      -------------      -------------      -------------
Revenue and other income          $      44,947      $     220,529      $     896,091      $     449,856
Cost of goods sold                      (63,667)          (250,051)          (856,134)          (272,221)
                                  -------------      -------------      -------------      -------------
Gross profit                            (18,720)           (29,522)            39,957            177,635

Operating expenses
   Sales and marketing                   78,863            213,275            351,566            904,015
   Product development                       --             33,324                 --            159,228
   General and administrative           788,302            503,019          2,409,313          1,378,676
                                  -------------      -------------      -------------      -------------
Operating (loss)                       (885,884)          (779,140)        (2,720,922)        (2,264,284)

Interest Income                           4,354              2,886             16,541              8,689
Interest expense                        (29,622)           (45,342)          (288,332)          (275,417)
                                  -------------      -------------      -------------      -------------


Net loss                          $    (911,152)     $    (821,596)     $  (2,992,713)     $  (2,531,012)
                                  =============      =============      =============      =============

Basic and diluted loss per
share                             $       (0.01)     $       (0.01)     $       (0.01)     $       (0.02)
                                  =============      =============      =============      =============

Number of shares used in
computing basic and diluted
loss per share                      270,354,591        151,069,803        241,260,512        119,866,510
                                  =============      =============      =============      =============

             See notes to condensed consolidated financial statements.

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                    UNAUDITED

                                                               For the             For the
                                                             Nine Months         Nine Months
                                                                Ended               Ended
                                                               June 30,            June 30,
                                                                2005                2004
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $(2,992,713)        $(2,526,012)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                      59,081               9,217
       Interest payable added to principal of
         debentures                                               33,628              63,979
       Stock issued for services                                 842,380           1,006,828
       Stock issued for contract settlement                      197,478                  --
       Stock issued in payment of interest                       300,000                  --
       Interest accretion on note payable                             --              15,254
       Accrued interest on note receivable                        (8,753)                 --
Changes in operating assets and liabilities:
       Prepaid and other                                           5,671             (25,946)
       Accounts receivable                                       (15,528)           (222,726)
       Inventory                                                (323,709)            (62,236)
       Deposits                                                  (56,163)                 --
       Accrued expenses                                         (312,957)            226,063
       Accounts payable                                          231,753             114,193
       Increase in cash overdraft                                     --              56,332
       Other                                                      88,372                  --
                                                             -----------         -----------

       Net Cash (Used) by Operating Activities                (1,951,458)         (1,345,054)
                                                             -----------         -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                  (13,070)           (275,504)
                                                             -----------         -----------

       Net Cash (Used) by Investing Activities                   (13,070)           (275,504)
                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes Receivable                                            (8,689)
      Borrowings on bank credit line                             171,314                  --
      Proceeds from convertible debentures                       150,000                  --
      Proceeds from the issuance of common stock                 661,885           1,298,639
      Proceeds from the issuance of preferred stock              600,000             300,000
      Payment of note payable                                         --            (300,000)
      Decrease in due from related parties                       (11,973)            313,973
                                                             -----------         -----------
       Net Cash Provided by Financing Activities               1,571,226           1,603,923
                                                             -----------         -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (393,302)            (16,635)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                       453,134             144,682
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                         $    59,832         $   128,047
                                                             ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                         $        --         $        --
       Income taxes paid                                     $        --         $        --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                       $    33,628         $    63,979
       Interest accrued on the note payable, added
       to the principal of the note                          $     5,460         $    15,254
       Dividends accrued on preferred stock                  $    45,874               5,000
       Debentures converted to capital stock                 $ 1,277,238         $ 2,042,782

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

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and had an accumulated deficit of $38,369,244 at June 30, 2005. Net losses are expected for the foreseeable future. As such, there is substantial doubt as to the Company's ability to continue as a going concern. Management is considering alternatives to its business strategy, including modifications of its business plan and possible sale or licensing of certain assets. Simultaneously, the Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

               Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and nine months ended June 30, 2005 and 2004, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

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

We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Since inception, we have generated limited revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop our business activities. In view of this fact, our auditors have stated in their report for the period ended September 30, 2004 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit, other than a small facility held by our Israeli subsidiary, and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

BUSINESS AND ORGANIZATION

Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2003, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities. Management is actively seeking a buyer for our interest in Digital Way, S.A.

We currently have four channels of activity, three of which are conducted by separate wholly owned subsidiaries. Air Water Corporation, ("AirWater") a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millennium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Solar Style, Inc. USA and Solar One, Inc., (collectively, "Solar") both Florida corporations with offices in Baltimore, Maryland, manufacture (subcontracted to third parties) and market portable photovoltaic cells ("PV cells") in leather cases for consumer electronic products. Solar was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. Solar is offering PV Solar Chargers for a wide range of products, including Solar Chargers for Laptop computers, "PDA" devices, portable CD players, as well as a wide range of cellular phones. Lastly, we have recently become involved in the marketing of a pilotless reconnaissance aircraft product, manufactured by BlueBird Aeronautical Company, an unrelated company.

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

In certain global areas where electricity and/or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. In 2003 the acquisition of Millennium was consummated to fulfill this technological need of providing photovoltaic ("PV") Electric Energy to provide the necessary power for the air-water system.

Millennium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. Millennium and Mr. Elazari are the holders of more than 21 international patents relating to both PV and solar energy systems and products.

INTERNATIONAL SALES AND MARKETING

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for the AirWater and Millennium product and service offerings. Solar is targeting the North American and European consumer markets. Our sales strategy is to engage independent sales consultants, who are commission based, and thus create a more extensive marketing and networking program than that which could be achieved using an employee based salesforce alone.

Since we commenced marketing AirWater machines and systems, we have made inroads into many international markets. We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, management remains confident that sales will continue to grow in 2005 and 2006.

ACTIVITIES OF AIR WATER CORP

The Tsunami Disaster in South East Asia struck December, 2004. This primarily affected the countries of Thailand, Indonesia and Sri Lanka as well as parts of India.

In the days following the Tsunami Disaster, we announced that we were donating several Air Water machines for immediate dispatch to the region. During the months of January and February, we manufactured about 20 machines for relief work, but we were only able to ship thirteen of those machines due to constraints in the receiving countries. We shipped two machines to Thailand, ten to Sri Lanka, and one machine to India. In recognition of our commitment, we have retained the remaining 7 machines in storage for use in future disaster needs. In addition, we purchased 12,500 Water Bags and other needed equipment, and air shipped all the machines and associated equipment to the various countries.

The donated machines in Sri Lanka were received by the Prime Minister on behalf of the government, and were deployed in various disaster relief areas. In Thailand, the Government took possession of the 2 machines sent there, and deployed the machines in the disaster affected areas.

In Sri Lanka, we donated several machines to the relief camps operated by ISRAAID, a relief agency from Israel. The machines were primarily used to produce water for food preparation in the camps operated by volunteers. In one such camp, the machines contributed to the production of about 5,000 meals per day for the victims of the disaster. In other areas, we have placed machines which we operate, to provide much needed fresh drinking water to the local populace. These arrangements and services were provided by Air Water Lanka Limited, the local distributor of Air Water machines and services.

We have sold machines in container loads to Australia, Sri Lanka, USA, and Thailand. In addition, we have sold sample machines to many countries worldwide, indicating a significant increase in global interest in our machines.

In addition, this past January, Millennium donated 1,000 portable Solar Chargers to international aid workers, spread throughout the disaster areas. These Solar Chargers are ideal for re-charging mobile / cellphones and other digital electronic machines in areas where there is little if any electric power.

We have received letters of commendation as well as appreciation from the Governments of both Sri Lanka and Thailand. During the period January - March 2005, customer orders were received for 140 Air Water Machines for Australia, an order for 270 Air Water machines for Sri Lanka and an order for 120 machines for a customer in Texas. We also received an order for 130 machines for a new customer in Thailand. These AirWater SOHO styled machines were made in our contracted production facilities in China and shipped to the destinations in sealed containers.

During January 2005, AirWater received an order for 140 Air Water Machines for Australia. Under an agreement with the buyer, we received 50% of the amount of this sale in cash and the balance as a 30% equity share in the Licensee's company, AIR-WATER INTERNATIONAL PTY LTD. As of June 30, 2005, while we have received an acknowledgment and agreement for the share equity transaction, we have not received the share certificate. We have included $25,000 in other assets as the estimated value of the equity shares to be received. We anticipate receiving the stock certificate in the fourth quarter of this fiscal year. Because the transaction is not complete, none of this company's results of operations are included in the accompanying financial statements.

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

We have received an order for 340 machines for delivery to Greece. We anticipate delivery of this order in the fourth quarter of this fiscal year.

The increased activity in both initial inquiries and sample order requests for our AirWater machines has bolstered our belief that our business plan and marketing model will place us in a position as one of the leaders in the new business of Air to Water technology, machines and systems.

Our subsidiary, Air Water Corporation, recently released a short film on its activities in Sri Lanka as well as information on the production of AirWater machines. This film may be accessed on line by visiting our web address and clicking on the applicable link. On either www.ucsy.com or www.airwatercorp.com.

Air Water Corp continues to develop new technologies in the field of water from air extraction. In particular, we have focused on the need to reduce the amount of electric power required by the air water machines. To this end, we have recently developed, in conjunction with a Chinese group, a unique wind power generator for use with the air water machines. A patent application has been filed in relation to this wind power generating system. The patent is currently pending.

In addition, we are currently developing a new wave of water from air machines. It is anticipated that these latest new high tech machines will further expand our market share, and secure a leading position for us in this fast growing industry.

We have seen a large growth of interest from entities from around the world, relating to the air to water business. From what started out a couple of years ago as a `'trickle" of interest, and hardly no business, has now developed into a major international industry, with new customers arriving almost daily to acquire both the machines and the technologies. While we do not have global statistics regarding the scale of the business and its growth rate, we remain confident that we hold a leading position so far, and will strive to continue to maintain this.

ACTIVITIES OF ATMOSPHERIC WATER TECHNOLOGIES INC

NEW BUSINESS IN INDIA

Our subsidiary, Atmospheric Water Technologies, Inc. ("AWT") entered into a License Agreement with Watermaker (India) PVT Limited, ("Watermaker") of Mumbai India in the first quarter of our fiscal year. Under the terms of the agreement, Watermaker is obligated to pay a License Fee of $100,000 for the exclusive rights to manufacture and / or market a range of Air Water and Watermaker branded machines in all of the Indian sub-continent. AWT has received the first payment of $10,000 under the agreement. Although the balance of the Licensing Fee was to be paid over a period of 18 months, we have only received the initial payment.

India, with a population of about 1.3 billion people, is a large country that has serious and immediate water needs, and our plans are to secure a major share of this growing marketplace. In addition, we are working together with Watermaker to place a prototype special purpose and unique air water machine with the Indian Army.

Watermaker has engaged a manufacturer in India, and together they have produced a new Air to Water Machine named the WM 50-75. This WaterMaker branded machine can produce between 50 to 75 liters of clean drinking water daily. It is intended that this machine will be sold mainly in the Indian marketplace.

Most recently, Watermaker announced the first sale of Watermaker branded machines to the Indian Government Border Security division. It is anticipated that this first order is the beginning of substantial purchases by this group.

In July 2005, we received an order for 126 SOHO type machines from Watermaker. These machines will be made in our contracted facilities in China.

LISTING ON FOREIGN EQUITIES EXCHANGE

On December 1, 2003, we obtained a listing on the Berlin Exchange in Germany. We were assigned the trading symbol "UCV." We have engaged the services of the Geneva Group, an organization with expertise in marketing and corporate promotions, to bring to the German investor market an awareness of our business, as well as an awareness of our stock listing on the German exchange. We have been advised that we do not have any regulatory filings in connection with this listing beyond what is required for our United States securities filings.

OVERSEAS AND SUBSIDIARY OFFICES.

In line with marketing and sales needs of AirWater and PV Solar Products, we conduct sales efforts through strategic arrangements with local entities in Paris, France from which we concentrate our African efforts. In addition, we have set up representation in Australia, Mexico, Brazil, Sri Lanka, Morocco and China. As previously reported, Solar has set up offices in Baltimore, Maryland for the sales and marketing of Solar Products and Systems.

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

We have incorporated in Florida, a wholly owned subsidiary, MISA WATER PRODUCTS LIMITED, for the purposes of establishing a "water from air" bottling plant operation overseas. In the initial phase, it is anticipated that the plant will produce about 36,000 bottles of clean, clear, pure, filtered and mineralized water. We are moving into this business segment to further establish our corporate identity and our range of products and services.

We are planning for the new 'water from air' bottling plant (which may be considered the World's first such facility), to be located in the eastern Mediterranean, and we further expect that once the first plant is in production, more bottling plants similar to this prototype, will be licensed to other areas and countries / corporations who recognize the need and growth potential of such facilities.

ACTIVITIES OF Millennium

Millennium concluded an agreement and entered into a sale and distribution agreement with Prom Sol Enrg., a well established Spanish company operating in the energy field. The agreement calls for the installation of ten rooftop, grid-connected 100 kW PV Solar Energy Systems using our patented, state-of-the-art photovoltaic technology. This first agreement calls for an initial payment of $320,000 for the first phase, which is a 50 kW system installation. In addition, Prom Sol Enrg. has contracted to purchase $50,000 in value for a container of PV Solar Products. Under the terms of the agreement, Millennium will install its patented Multi Solar System (MSS) in a private area on the shores of Spain. This is part of a broader agreement with the local Spanish company which is a division of the Goldman Group (a group of companies operating in Europe, and originating from Kazakhstan and Russia), that will be expanded up to a total of a 1 MW PV grid-connected system in Spain, valued at Euro 6 million. The first power station under this agreement is for 38.4 kW located in Alicante. The second power station is for 300 kW, ground mounted grid-connected solar PV power station located near Madrid. And the third, also located near Madrid is for a roof-mounted 750 kW PV solar power station.

Millennium entered into and signed a Strategic Collaboration Agreement with the Israeli "Technion" based in Haifa, Israel, to co-operate jointly in research and development activities in the fields of energy, water treatment and environmental issues. The strategic collaboration involves, along with other matters, common proposals in the submission to relevant calls in the EC (European Commission) Framework Program, and initiation of Programs within the Israeli Industrial Academic Research Framework. The Agreement was concluded with Alex Gordon, head of the liaison office of the Technion R&D Foundation Ltd. We have submitted an application for funding in the fields of energy, water extraction from air, as well as water treatment, and other environmental projects. These applications and submissions have been made to the Commission for the European Community, (http://europa.eu.int) in the framework of the Cooperative Research Program, for ongoing development within the framework of the FP6, and FP7 European Commission R&D projects. These projects, in a range of Euro 3.5 Million, also include several other European participants and will once again be coordinated by Millennium, the exclusive holders of the International Patents, as well as the relevant Technologies and other Applications.

The objective of this collaboration agreement is to further develop our world-class Millennium brand of ideas, products and patented technologies, and continue to move in the direction of the solar industry which is Building Integrated Photo-Voltaic Energy Production Systems, by developing a new generation of advanced PV Solar Panels that will be capable of being integrated into any type of building, to serve as different structural elements whether as roof tiles, windows or even facades. To date, over 600 such Systems have been successfully installed in Israel and around the world and have been working successfully for over 13 years. This new collaboration agreement with the Haifa Technion and the European Commission will help move this technology into the next phase, and bring the next generation of 'Green Energy' to the world industry and beyond. We believe that this new agreement will open the door for us to many new Solar Energy markets.

In April 2005, Millennium Electric, announced that an agreement had been signed with Azur Solar (UK) Ltd. (www.azure-solar.co.uk), granting them distribution for the UK market for the range of Millennium Brand PV Solar Panels and related products. In addition, the agreement calls for Azur Solar to purchase up to $15 million in value of PV Solar Energy Panels for the UK market during 2005. This agreement is an endorsement of the high quality of Millennium Brand PV Solar Energy Panels.

Millennium has also signed a Strategic Distribution Agreement with Heliocol USA to market and sell Millennium products in the U.S. and North American markets. Heliocol is one of the largest distributors of solar systems in the U.S. with over 220 sales agents throughout the U.S. (http://www.heliocol.com http://www.heliocol.com). Already, Heliocol has placed an initial order of 3000 160-watt PV panels valued at $1.8M. It is anticipated that half the order will be supplied by year end 2005 and the balance at the beginning of 2006.

Millennium continues to work closely with its German distributor Maass Energien to supply high quality Millennium Brand PV Solar Energy Panels to the German market. Millennium brand panels are installed in over 200 sites throughout Germany.

Kibbutz Ein Harod, in Israel has signed a Letter of Intent with Millennium for the installation of Millennium's unique patented Multi Solar PV Systems to be installed on 120 homes in the Kibbutz, a unique project of national importance for the solarization of the Kibbutz's homes and communal buildings.

Chromagen, Limited of Israel has signed a Letter of Intent with Millennium regarding collaboration for the manufacture, marketing and distribution of Millennium's Multi Solar Systems worldwide (http://www.Chromagen.biz).

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

In addition, all of our Solar Charger products are now available for online purchase at our new website, www.solarstyleinc.com The website went online in May, 2005. Solar Style's PV Solar Chargers are patented in the U.S., Canada and in select countries around the world. In Late June 2005, and in order to further promote our products and seek global sales and distribution, we engaged the consulting services and appointed Mr. Robert Grossman of Toronto, Canada as the President of Solar Style. Mr. Grossman has many years of sales and marketing experience. Full details of Mr. Grossman's resume were issued in a press release in June.

Our business plan for Solar Style anticipates substantial sales both in the North American markets and in strategic markets around the world in the next few years. We anticipate rapid growth in this area through innovative products coupled with smartly packaged retail offerings distributed through direct web sales and leading chain retailers.

ACQUISITION OF GIROSOLAR

We continue our due diligence investigations in relation to the acquisition of GiraSolar BV of Holland. The transaction and final agreement documents were originally entered into in March of 2004. The acquisition shares were placed in escrow pending formal exchange.

RESULTS OF OPERATIONS

Results Of Operations, For The Three Months and Nine Months Ended June 30, 2005 Compared to the Three Months and Nine Months Ended June 30, 2004.

Revenues for the three months ended June 30, 2005 compared to the same period ended June 30, 2004 decreased $175,582, from $220,529 in 2004 to $44,947 in
2005. These sales were entirely from our Millennium operations, and the decrease resulted from timing of contract completions. Revenues for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 increased $446,235 from $449,856 to $896,091. The increase resulted from Millennium's contract completions and sales in Airwater equipment.

Cost of sales totaled $63,667 for the three months ending June 30, 2005 and $250,051 for the three months ending June 30, 2004. For the nine months ended June 30, 2005 and 2004, cost of sales totaled $856,134 and $275,221, respectively. Although cost of sales were higher comparatively in 2005 versus 2004, this resulted from freight and production costs of the air water systems, whose sales and manufacturing was relatively new during those periods.

Operating expenses for the three months and nine months ended June 30, 2005 amounted to $885,884 and $2,720,922, respectively, compared to $779,140 and $2,264,284 for the three months and nine months ended June 30, 2004. For both periods, these expenses were primarily sales and marketing costs, consultants and professional fees.

Interest expense decreased $15,720 from $45,342 for the three months ended June 30, 2004, to $29,622 for the three months ended June 30, 2005. For the nine months ended June 30, 2005 and 2004, interest expense increased $12,915 from $275,417 to $288,332, respectively. The decrease resulted from the conversion by the bondholders of a portion of their debt to common stock during the period and the increase resulted from a settlement on past due interest penalties with one of the bond holders.

Net losses for the three months ended June 30, 2005 were $(911,152), as compared with $(821,596) for the three months ended June 30, 2004. Net losses for the nine months ended June 30, 2005 were $(2,992,713), as compared with $(2,531,012) for the nine months ended June 30, 2004. The increases in net losses are primarily attributable to increased marketing and consulting activities with respect to the air water product lines.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2005, our cash position was $59,832 compared to $453,134 at September 30, 2004. Cash used in operating activities for the nine month period ending June 30, 2005, compared to the nine months ending June 30, 2004 were $(1,951,458) and $(1,345,054) respectively. The primary use of these funds resulted from operating losses and increase in inventories. Cash provided by financing activities for the nine month periods ending June 30, 2005 and 2004 were $1,571,226 and $1,603,923 respectively. For both periods, these amounts were derived from the sale of common and preferred stock and, in 2005, the sale of convertible notes.

While sales are being developed, current operating cash is being provided by loans and the sale of preferred and common stock. The company has had a working capital deficit for an extensive period of time. If management is unable to continue raising funds through stock sales and loans, we may not be able to continue as a viable concern. Other than the small line of credit held by Millennium, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

Our Chairman and President, Michael Zwebner, both personally and through his related foreign financial companies and contacts, has continued to provide cash funding for our and our subsidiary's working capital needs, pursuant to his non-binding commitment previously reported.

We do not have any off-balance sheet arrangements.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, Mr. Michael J. Zwebner and Chief Financial Officer, Mr. Curtis Orgill, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 1999, the SEC filed suit against Credit Bancorp alleging violations of various securities laws in connection with its actions in relation to us and others, and seeking various forms of relief including disgorgement of its illegal gains. A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for the debenture and accrued interest have been made in our financial statements, as we believe the receiver's claim is unfounded and the company will prevail. During the current reporting period, there have been several exchanges between us and the receiver, however, the matter remains unresolved at June 30, 2005.

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

In June 2004, we filed a lawsuit in Miami District Court against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal and unauthorized use of the company's commercial name and logo. The defendants filed various motions to remove the cases out of Florida to Massachusetts, which the Florida courts agreed to. As of August 9, 2005, the litigation has now been moved to Boston Massachusetts where a federal judge has been appointed to this case for further consideration and trial. A date for further hearing has been set for the end of September 2005.

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

Our lawsuit alleges that the defendants associated in a Racketeering Enterprise and conducted or participated, directly or indirectly, in such enterprise through a pattern of racketeering activity consisting of a scheme to defraud, lure, obtain, extort monies by means of fraud, misrepresentation, pretenses, and material omissions through false and misleading practices, and to defame and violate our legal rights through a pattern of criminal activity or a pattern of racketeering activity including the use of telecommunications, mail, wire communications as prescribed by 18 U.S.C. Sec. 1341 and Sec. 1343, 18 U.S.C. Sec. 1962, and F.S. Sec. mail fraud, wire fraud. At June 30, 2005, the defendants are fighting jurisdiction, and the case is still pending in the court. As of August 9, 2005, this matter is still awaiting a court ruling as to jurisdiction.

On January 14, 2005 we filed a law suit in the U.S. District Court, Southern District of Florida (Miami), (Docket #05-CV-20047), against Turner Broadcasting System, Inc., Cable News Network, Inc. "CNN" and Wolf Blitzer for $100 million. The law suit has been brought for defamation under Florida law. CNN attorneys have contested this case, filed various motions, and the judge closed the case in March 2005. We have however filed various appeals, and the case is still pending decisions of the higher courts. Relating to this matter, we issued a press release inviting any shareholder who had trading losses in our stock during the period Novermber 1, 2001 through the present, to join in our filing of a class action suit against Lycos, et al. There have been no developments on this case.

In January 2005, we received a termination notice from J.J. Reidy & Company, the AirWater patent holders allegedly terminating the Global License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case no. 05-20650-CIV-Jordan/Klein), seeking Declamatory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston Massachussetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We have filed several motions with the Boston court contesting jurisdiction, and the matter is now currently in review by the courts. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to JJ Reidy. By recent court ruling, all discovery has been stayed pending the courts ruling in relation to jurisdiction.

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias "IrishJim44," for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the company and the chairman Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. The company is appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida and therefore the court should reverse its decision. The Florida court denied the request for further consideration. We have now re-filed the lawsuit in the federal court of San Diego California. The matter is currently sub-judice in the federal court.

We had earlier filed a law suit against 2 Internet posters in state court in Miami Florida claiming the defendants use of tortuous speech to interfere with the Company's business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, we obtained a default order and subsequently a default judgment. During this reporting period, one of the defendants appeared in court by phone, and subjected himself to the court's jurisdiction. He then filed several motions both to dismiss and to vacate the default judgment and also filed to cancel the permanent injunction. These motions were denied by the court, but the Permanent Injunction was altered to be a Temporary Injunction, pending further resolution of the case. During the proceedings, LYCOS INC filed a motion to insert themselves into the case as an Intervenor. This was allowed by the Judge. Further motions by LYCOS to attempt to dismiss both the case and to vacate the injunction were denied by the court.

In June 2005, we were served with a law suit filed in San Francisco state court claiming $77,000 in back pay due to Douglas Haffer, the previous President of the company. We have defended the action. We do not believe there are any merits to this claim.

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

On June 17, 2005, we issued 8,936,650 shares of common stock under private placement subscriptions at various prices ranging from $0.0195 to $0.0255 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Other Securities Transactions
-----------------------------

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $157,500 of debentures into 6,300,000 shares of the Company's common stock on April 5, 2005, at $0.025 per common share.

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

Date:  August 19, 2005            UNIVERSAL COMMUNICATION SYSTEMS, INC.


                                  /s/ MICHAEL J. ZWEBNER
                                  ----------------------------------------------
                                  Michael J. Zwebner
                                  Chief Executive Officer, Chairman of the Board