Form 10QSB/A
period 2005-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2005-08-24
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

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

                      Universal Communication Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                    UNAUDITED

                                                               For the             For the
                                                             Nine Months         Nine Months
                                                                Ended               Ended
                                                               June 30,            June 30,
                                                                2005                2004
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                 $(2,992,713)        $(2,526,012)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                      59,081               9,217
       Interest payable added to principal of
         debentures                                               33,628              63,979
       Stock issued for services                                 817,380           1,006,828
       Stock issued for contract settlement                      197,478                  --
       Stock issued in payment of interest                       300,000                  --
       Interest accretion on note payable                             --              15,254
       Accrued interest on note receivable                        (8,753)                 --
    Changes in operating assets and liabilities:
       Prepaid and other                                           5,671             (25,946)
       Accounts receivable                                       (15,528)           (222,726)
       Inventory                                                (323,709)            (62,236)
       Deposits                                                  (56,163)                 --
       Accrued expenses                                         (149,583)            226,063
       Accounts payable                                          231,753             114,193
       Increase in cash overdraft                                     --              56,332
                                                             -----------         -----------

       Net Cash (Used) by Operating Activities                (1,901,458)         (1,345,054)
                                                             -----------         -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
       Purchase of fixed assets                                  (13,070)           (275,504)
                                                             -----------         -----------

       Net Cash (Used) by Investing Activities                   (13,070)           (275,504)
                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Notes Receivable                                            (8,689)
      Borrowings on bank credit line                             171,314                  --
      Proceeds from convertible debentures                       150,000                  --
      Proceeds from the issuance of common stock                 611,885           1,298,639
      Proceeds from the issuance of preferred stock              600,000             300,000
      Payment of note payable                                         --            (300,000)
      Decrease in due from related parties                       (11,973)            313,973
                                                             -----------         -----------
       Net Cash Provided by Financing Activities               1,521,226           1,603,923
                                                             -----------         -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (393,302)            (16,635)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                       453,134             144,682
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                         $    59,832         $   128,047
                                                             ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                         $        --         $        --
       Income taxes paid                                     $        --         $        --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                       $    33,628         $    63,979
       Interest accrued on the note payable, added
       to the principal of the note                          $     5,460         $    15,254
       Dividends accrued on preferred stock                  $    45,874               5,000
       Debentures converted to capital stock                 $ 1,104,759         $ 2,042,782

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

NOTE 4 - CONVERTIBLE DEBENTURES

               During the nine months ended June 30, 2005, the Company redeemed $941,400 of convertible debentures and $163,400 of accrued interest thereon, totaling $1,104,800, by the issuance of 20,384,400 shares of common stock. During the same period, $73,700 of interest was accrued on the outstanding convertible debentures, of which $33,600 was added to the principal of the debentures.

               Also, in April 2005, the Company sold $150,000 of convertible debentures, which will accrue simple interest at an annual rate of 10%, and are convertible at any time, at the election of the holder, into the Company's common stock at a conversion price of $0.025 per share.

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

Date:  August 24, 2005            UNIVERSAL COMMUNICATION SYSTEMS, INC.


                                  /s/ MICHAEL J. ZWEBNER
                                  ----------------------------------------------
                                  Michael J. Zwebner
                                  Chief Executive Officer, Chairman of the Board