Form 10KSB
period 2005-09-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2006-01-13
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-30405

———————

Universal Communication Systems, Inc.

(Name of small business issuer in its charter)

———————

Nevada	86-0887822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 Lincoln Road, Ste 12F, Miami Beach, Florida  33139

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (305) 672-6344

Name of each exchange on which registered:  OTC Bulletin Board under the trading symbol UCSY

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year:  $1,305,601

Aggregate market value of voting stock held by non-affiliates of the issuer as of December 27, 2005: $4,582,577

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 314,242,257 shares of common stock as of December 27, 2005.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

Universal Communication Systems, Inc.

Index to Annual

Report on Form 10-KSB

For The Fiscal Year Ended September 30, 2005

Page

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

13

ITEM 3.

LEGAL MATTERS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

16

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

18

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

41

ITEM 8A.

CONTROLS AND PROCEDURES

41

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT

41

ITEM 10.

EXECUTIVE COMPENSATION

43

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

44

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

45

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

45

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

SIGNATURES

47

PART I

Introductory Statement

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance our business plans on terms satisfactory to us; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting our business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by us with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

All of the share price information presented herein has been adjusted to reflect the 1 for 1,000 reverse split of our outstanding common stock effective August 23, 2002.

ITEM 1.

DESCRIPTION OF BUSINESS

Introduction

Until the current year, when we transitioned from substantially a development operation to significant sales and marketing, we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $39,216,245. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

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

We currently have three channels of activity, each conducted by a wholly owned subsidiary. AirWater Corporation, (“AirWater”) a Florida corporation formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., (“Millennium”) an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users.

Solar One, Inc., (“Solar Style” formerly “Solar One”) a Florida corporation, formed in July, 2003, manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather and plastic cases for consumer electronic products. Solar Style was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. We have transferred the intellectual property rights and technology rights from Solar Style, Ltd., (Israel) to Solar Style, Inc., (USA).

In connection with the acquisition of Millennium, we have combined the technology of the photovoltaic system of Millennium and the water extraction systems of AirWater and developed a self-powered air water machine. This product line is targeted for sale to third world countries, particularly those without easy availability of electric power.

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for AirWater and Millennium product and service offerings. Solar One is targeting the North American and European consumer markets. We have discontinued, effective January, 2003, our previous telecommunication and wireless broadband business activities to focus on the water extraction and photovoltaic technology.

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

On February 10, 2000 we acquired all of the shares of Digital Way, S.A., a Peruvian telecommunications company. On May 10, 2002, we executed an agreement whereby we re-aligned the stock ownership of Digital Way, by returning 73% of the common shares owned by us to the former owners, in exchange for certain rights to proceeds and revenues in the event of a sale or other disposition. Our chairman, Michael Zwebner, remains on the Board of Directors of Digital Way, S. A., however he has not actively participated in the affairs of the company. Management of Digital Way has not provided the necessary financial information for Digital Way to be included in our financial reporting, and the results of the Company’s investment in Digital Way is unclear at this time. The Company has fully impaired this investment. Management continues to seek a buyer for our 27% interest in Digital Way SA. An existing shareholder of Digital Way, S.A., has expressed an interest in acquiring the remaining ownership we hold in Digital Way, S.A.

On November 1, 2001, current management took control of the company. During 2002, we moved our offices from California to Miami Beach, Florida and changed our name to Universal Communication Systems, Inc. We then changed our symbol to UCSI. Following our one for one thousand reverse stock split on August 23, 2002, our symbol was changed to UCSY.

In January, 2003, we identified a new business venture, abandoned the telecommunication and wireless business and adopted a new business plan. We formed a wholly owned subsidiary, AirWater Corporation, whose purpose and mission is to design, build and market machines that produce drinkable water from the air. We acquired the rights to four patents under an agreement dated March 24, 2003, with J. J. Reidy Company of Holden, Massachusetts. AirWater Patents Corporation was formed to hold our acquired licensed patent rights. Under the terms of the agreement, we paid $300,000, and we were obligated to pay, for a one-year period, a monthly advance royalty payment of $10,000 per month. These advance royalty payments were completed on October 31, 2004, and thereafter a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares. The total payment under the agreement was valued at $420,000. In January 2005, we received a termination notice from J. J. Reidy & Company, Inc., the patent holders, indicating that the Global License Agreement that was entered into as described above, was breached. We have filed an action in the US District Court for the Southern District in Florida in response and we do not anticipate an impact on our revenue or operations from this dispute. This is further described in Item 3, Legal Matters. At this time, and pending resolution of the issues, no royalty or other payments are being made.

Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting.

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millennium acquisition, we acquired 50% of Solar Style, Ltd. On April 30, 2004, we acquired the remaining 50% of Solar Style for 500,000 shares of common stock and warrants exercisable for two years, for 1 million shares at a price of $0.10 per share. Solar Style is an inactive Israeli company that holds certain rights to manufacture and market solar power products. In connection with the Millennium / Solar Style acquisitions, a U. S. subsidiary, Solar Style, Inc., was formed to market solar power products and systems. The manufacturing and marketing rights of Solar Style, Ltd in Israel have been transferred to Solar Style, Inc. in the United States.

Millennium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. The Company and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic (“PV”) and solar energy systems and products.

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

Since March of 2003, we have worked to design, research and develop as well as source the manufacture of our AirWater machines. We have successfully sourced the manufacturing of our machines. In 2005, we have embarked on a worldwide sales and marketing program, focusing on the markets listed above.

AirWater technology and competition

The applications for the AirWater system technology are extensive. It is our belief that the initial product should be the model that offers the easiest entry into the marketplace, gains the quickest exposure, and generates a substantial cash flow. To this end, we believe that a residential 5-gallon-per-day model would best fit this goal.

Our reasoning is as follows:

•

The bottled water market is approximately a $7.1+ billion marketplace with projected growth in excess of 10% per year. Its cost to the consumer, inconvenience and logistical aggravation and the fluctuation in the quality of the water make bottled water vulnerable to an alternative, AirWater products for example, which are cheaper per  gallon on the order of 1-2 kW per gallon, have consistent quality and are convenient.

•

It is the easiest model to take to market thus maximizing its exposure.

•

It would be readily accepted by foreign customers, where size is often very important.

•

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

First is the home consumer product market, to which the company is addressing a Small Office / Home Office (“SOHO”) styled product. Next is the commercial market, for such users as small hospitals, local field clinics, small farms, factories and so on. And then there is the larger customer such as International Aid Agencies, Governments, The United Nations, The Red Cross, Local Towns and Villages, and Military Forces worldwide all in areas and countries where water is scarce, or difficult to transport.

At this time, the company is aware of very limited competition. The company has identified World Wide Water Inc., of Los Angeles California as a competitor. In addition, the company has seen a similar product sold in the US Market, made or offered for sale by Liquid Air Inc, also based in California. Almost in all cases, these companies are in various stages of “start up” mode, having been in the Water from Air business less than a few years, and are just starting to offer machines to customers. As a result of a settlement from litigation instituted by Electric Gas & Technologies, Inc., a former competitor, we have acquired the assets and rights to their technology with respect to water from air processes. See Item 3 - Legal Matters for additional information.

We believe that as the AirWater products and Systems become more engrained in the global marketplace, and are more publicized and accepted, there will be additional companies entering this industry, thus creating increased competition. We further believe that our patents and intellectual property rights will place us at a competitive advantage.

Photo voltaic technology and competition

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. Our subsidiary, Millennium, has designed the system to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power to the air water units.

Following our acquisition in 2003, Millennium’s management focused on re-organizing the company. This included moving to new offices, purchasing new computer systems, the addition of several key positions including operations officer, marketing manager and regional marketing manager. Millennium is also conducting educational seminars for potential clients, by targeting architects, elected officials and military personnel.

Millennium’s strategic vision for sales is to create a group of international independent sales consultants to provide a more extensive marketing and networking program than that which could be achieved by an employee based sales force.

Solar Style Inc. USA, (“Solar Style”) formerly Solar One, Inc. with offices in Baltimore, is the basis of the planned North American Distribution network of the Solar Style (Israel) product line.

Solar Style is offering PV Solar Chargers for a wide range of products, including Laptop computers, Palms, Walkmans and Discmans, as well as a wide range of cellular phones. The PV Solar Chargers negate the need for consumer electronic products to be connected to the electric grid, in order to charge or recharge the appliance. Solar Style (Israel) has a manufacturing agreement with a Hong Kong firm. The products are targeted at the portable consumer electronic market.

Solar Style’s technology converts solar energy into electricity in a packaged solution that recharges mobile electronic devices by a small portable photovoltaic solar panel, which is specially designed to fit in an elegant leather case.

Solar manufactures the panels and carrying-cases separately, which are then assembled and sold as a unit. The panels can easily be plugged in to solar cells and charged outdoors by sunlight and indoors by electric light. The photo voltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery-chargers unnecessary.

Solar’s value proposition spans two levels:

•

The practical and the environmental. On the practical level, Solar’s products enable consumers to use their mobile devices without having to worry about plugs and connectors. On the Environmental level, in today’s “green-aware” world, where environmental concerns have come to be very important to consumers, Solar offers mobile device users a reliable environmentally friendly power source.

•

We are in the process of establishing distribution and sales channels for the existing products. We continue research and development of improvements on existing and creation of new products, concurrent with ongoing sales. There are two methods of distribution for Solar’s products and technology, both of which are being pursued at various levels:

•

A “traditional” manufacturer-distributor value chain, by which it will have control over manufacturing and distribution, and sell its products through large distributors.

•

A licensing option, limited by time and dependant on results, by which its involvement at the manufacturing stage will be minimal (just enough to preserve unique knowledge and enable further product development), while distribution, promotion, and sales management are left to a licensee/business partner.

RECENT ACTIVITIES OF AIR WATER CORP

The Tsunami Disaster in South East Asia struck December, 2004. This primarily affected the countries of Thailand, Indonesia and Sri Lanka as well as parts of India.

In the days following the Tsunami Disaster, we announced that we were donating several Air Water machines for immediate dispatch to the region. During the months of January and February, 2005, we manufactured about 20 machines for relief work, but we were only able to ship thirteen of those machines due to constraints in the receiving countries. We shipped two machines to Thailand, ten to Sri Lanka, and one machine to India. We have retained the remaining 7 machines in storage for use in future disaster needs as part of our commitment. In addition, we purchased 12,500 Water Bags and other needed equipment, and air shipped all the machines and associated equipment to the various countries.

The donated machines in Sri Lanka were received by the Prime Minister on behalf of the government, and were deployed in various disaster relief areas. In Thailand, the government took possession of the 2 machines sent there, and deployed those machines in the disaster affected areas.

In Sri Lanka, we donated several machines to the relief camps operated by ISRAAID, a relief agency from Israel. The machines were primarily used to produce water for food preparation in the camps operated by volunteers. In one such camp, the machines contributed to the production of about 5,000 meals per day for the victims of the disaster. In other areas, we have placed machines, which we operate, to provide much needed fresh drinking water to the local populace. These arrangements and services were provided by Air Water Lanka Limited, the local distributor of Air Water machines and services.

As a result of our activities in providing aid in Sri Lanka, Thailand and India, we received a number of commendations and letters of thanks from government officials and those connected with the relief efforts.

We also received a letter of congratulation and commendation from the deputy Prime Minister and Minister for Trade and Industry for Sri Lanka, Mr. Ehud Olmert, in recognition of the company’s donation of AirWater “LifeSaving” water producing machines to the victims of the Tsunami.

We have sold machines in container loads to Australia, Sri Lanka, USA, and Thailand. In addition, we have distributed sample machines to various countries worldwide, indicating a significant increase in global interest in our machines.

Along with AirWater’s efforts, this past January, Millennium donated 1,000 portable Solar Chargers to international aid workers, spread throughout the disaster areas. These Solar Chargers are ideal for re-charging mobile / cell phones and other digital electronic machines in areas where there is little, if any, electric power.

During 2005, customer orders were received for 140 Air Water Machines for Australia, an order for 270 Air Water machines for Sri Lanka and an order for 120 machines for a customer in Texas. We also received an order for 130 machines for a new customer in Thailand. These AirWater SOHO styled machines were made in our contracted production facilities in China and shipped to the destinations in sealed containers.

With respect to the order for 140 Air Water Machines for Australia, we received 50% of the amount of this sale in cash and the balance as a 30% equity share in the Licensee’s company, AIR-WATER INTERNATIONAL PTY LTD. As of September 30, 2005, while we have received an acknowledgment and agreement for the share equity transaction, we have not received the share certificate. We have included $25,000 in other assets as the estimated value of the equity shares to be received. Because the transaction is not complete, none of this company’s results of operations are included in the accompanying financial statements.

We have received an order for 340 machines for delivery to Greece. We anticipate delivery of this order in the first quarter of the 2006 fiscal year.

Production line of our commercial AirWater machines

The increased activity in both initial inquiries and sample order requests for our AirWater machines has bolstered our belief that our business plan and marketing model will place us in a position as one of the leaders in the new business of Air to Water technology, machines and systems.

AirWater recently released a short film on its activities in Sri Lanka as well as information on the production of AirWater machines. This film may be accessed on line by visiting our web address, either www.ucsy.com or www.airwatercorp.com, and clicking on the applicable link.

In addition, we are currently developing a new wave of water from air machines. It is anticipated that these latest high tech machines will further expand our market share, and secure a leading position for us in this fast growing industry.

New Energy Technology

In May 2005, we announced that we had developed a new, exclusive energy application utilizing “wind power” technology for energy co-generation for use with AirWater machines. Recognizing the overall need for large consumption of (electrical) energy to power all our AirWater machines, and the fact that the cost of the energy is the single most inhibiting barrier to sales, we have successfully developed a new energy powering system for AirWater machines by utilizing Air Turbine Powered Electric Generators (Wind Power). These air propelled turbine systems operating in combination with AirWater machines can co-generate a substantial amount of the electrical power needed to produce water from air. The company believes that it has a key new solution for AirWater machines that produce water from air, and now also from this same air, much of the energy needed to do so. The company has filed for patent protection for this unique and important development.

Ice From Water From Air

We have developed a new concept of making ice from water from air. This new machine, named the “AW100 Icemaker,” will produce about 100 liters of water and corresponding amounts of ice cubes.

This is again, yet another positive move to further establish our unique range of AirWater products and services. We are able to position an AirWater Icemaker in a location devoid of water supplies, and produce both water from air, and ice cubes – all independently.

We have seen a growth in interest from entities located throughout the world, in the air to water business. From what started out a few years ago as a ‘‘trickle’’ of interest, and virtually no business, has now developed into an international industry, with new customers expressing an interest in acquiring both the machines and the technologies. While statistics are not readily available regarding the scale of the business and its growth rate, we remain confident that we hold a leading position, and will strive to maintain such lead.

ACTIVITIES OF ATMOSPHERIC WATER TECHNOLOGIES INC.

NEW BUSINESS IN INDIA

Our subsidiary, Atmospheric Water Technologies, Inc. (“AWT”) entered into a License Agreement with Watermaker (India) PVT Limited, (“Watermaker”) of Mumbai India in the first quarter of our fiscal year. Under the terms of the agreement, Watermaker is obligated to pay a License Fee of $100,000 for the exclusive rights to manufacture and / or market a range of Air Water and Watermaker branded machines in all of the Indian sub-continent. AWT has received the first payment of $10,000 under the agreement. Although the balance of the Licensing Fee was to be paid over a period of 18 months, we have only received the initial payment.

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

AirWater machines for the India market

Most recently, Watermaker announced the first sale of Watermaker branded machines to the Indian Government Border Security division. It is anticipated that this first order is the beginning of further substantial purchases by this group.

In July 2005, we received an order for 126 SOHO type machines from Watermaker. These machines will be made in our contracted facilities in China.

During the summer, the company met with senior officials of the Indian Army. As a result of this meeting, the company agreed to build a unique newly designed Air Water machine, named as the AW 1000M, which is a trailer mounted mobile “Water Center”.

The machine is designed to produce at least 1 liter of clean drinking water per minute, round the clock. The machine has built in shower facilities, water for washing, cooking, and of course drinking. The company believes it is the first of its kind in the world. The machine was completed in late October 2005. The machine will be sent to India once final arrangements have been made with the Army Officials.

In late summer, the company received orders for additional SOHO machines for Australia, Oman and Panama. In addition, the company continues to send out sample machines to many other areas around the world. It is anticipated that these sample requests and sales, and shipments, will result in more sales.

MISA WATER PRODUCTS LIMITED

We have incorporated in Florida, a wholly owned subsidiary, MISA WATER PRODUCTS LIMITED, for the purposes of establishing a “water from air” bottling plant operation overseas. In the initial phase, it is anticipated that the plant will produce about 36,000 bottles of clean, clear, pure, filtered and mineralized water. We are moving into this business segment to further establish our corporate identity and our range of products and services.

We are planning for the new ‘water from air’ bottling plant (which may be considered the World’s first such facility), to be located in the eastern Mediterranean, and we further expect that once the first plant is in production, more bottling plants similar to this prototype, will be licensed to other areas and countries/corporations who recognize the need and growth potential of such facilities.

Air Water Fridges and Freezers Inc.

We recently formed Air Water Fridges and Freezers, Inc., a Florida corporation, to launch a new range of custom designed and developed “Water Making Fridges and Fridge/Freezers.” We expect the first production models to roll off assembly lines in January 2006. Recognizing the demands of our customers, and reacting from feedback from the marketplace, and after more than 6 months of research, designing and product development, we have successfully built a number of “Water Making Air Water Fridges and Fridge/Freezers” for global marketing. We have developed unique systems that allow for the 4 new refrigerators and fridge/freezers to be “plug and play” home appliances, with each sized model making from 20 to 50 liters of fresh, clean, clear and pure mineralized drinking water daily. The freshly produced water, extracted from the air, is stored in a special water container, located inside, at the bottom of the refrigerator. In addition, on certain models, the freezer will be able to make ice cubes from the water which has been extracted from air and stored in the freezer within the refrigerator. With respect to this process, the company has filed several patent applications. We continue to innovate with new applications for the air to water business, and feel confident that this new range of water and ice making refrigerators and fridge-freezers will continue to grow revenues globally.

ACTIVITIES OF MILLENNIUM

Millennium concluded an agreement and entered into a sale and distribution agreement with Prom Sol Enrg., an established Spanish company in the energy field. The agreement calls for the installation of ten, rooftop, grid-connected 100 kW PV Solar Energy Systems using our patented, state-of-the-art photovoltaic technology. This first agreement calls for an initial payment of $320,000 for the first phase, which is a 50 kW system installation. In addition, Prom Sol Enrg. has contracted to purchase $50,000 in value for a container of PV Solar Products. Under the terms of the agreement, Millennium will install its patented Multi Solar System (MSS) in a private area on the shores of Spain. This is part of a broader agreement with the local Spanish company which is a division of the Goldman Group (a group of companies operating in Europe, and originating from Kazakhstan and Russia), that will be expanded up to a total of a 1 MW PV grid-connected system in Spain, valued at Euro 6 million ($7,080,000). The first power station under this agreement is for 38.4 kW located in Alicante. The second power station is for 300 kW, ground mounted grid-connected solar PV power station located near Madrid. And the third, also located near Madrid is for a roof-mounted 750 kW PV solar power station.

Millennium entered into and signed a Strategic Collaboration Agreement with the Israeli “Technion” based in Haifa, Israel, to co-operate jointly in research and development activities in the fields of energy, water treatment and environmental issues. The strategic collaboration involves, along with other matters, common proposals in the submission to relevant calls in the EC (European Commission) Framework Program, and initiation of programs within the Israeli Industrial Academic Research Framework. The Agreement was concluded with Alex Gordon, head of the liaison office of the Technion R&D Foundation Ltd. We have submitted an application for funding in the fields of energy, water extraction from air, as well as water treatment, and other environmental projects. These applications and submissions have been made to the Commission for the European Community, (http://europa.eu.int) in the framework of the Cooperative Research Program, for ongoing development within the framework of the FP6, and FP7 European Commission R&D projects.

These projects, at a value of about Euro 3.5 Million ($4,130,000), also include several other European participants and will be coordinated by Millennium.

The objective of this collaboration agreement is to further develop our Millennium brand of ideas, products and patented technologies, and continue to move in the direction of the solar industry which is building integrated photo-voltaic energy production systems, by developing a new generation of advanced PV Solar Panels that will be capable of integration into any type of building, to serve as different structural elements whether as roof tiles, windows or even facades. To date, over 600 such Systems have been successfully installed in Israel and around the world and have been working successfully for over 13 years. This new collaboration agreement with the Haifa

Technion and the European Commission will help move this technology into the next phase, and bring the next generation of ‘Green Energy’ to the world industry and beyond. We believe that this new agreement will open the door for us to many new Solar Energy markets.

In April 2005, we announced that Millennium Electric, had signed an agreement with Azur Solar (UK) Ltd. (www.azure-solar.co.uk), granting them distribution for the UK market for the range of Millennium Brand PV Solar Panels and related products. In addition, the agreement calls for Azur Solar to purchase up to $15 million in value of PV Solar Energy Panels for the UK market. We believe this agreement is an endorsement of the high quality of Millennium Brand PV Solar Energy Panels.

Millennium has also signed a Strategic Distribution Agreement with Heliocol USA to market and sell Millennium products in the U.S. and North American markets. Heliocol is one of the largest distributors of solar systems in the U.S. with over 220 sales agents throughout the U.S. (http://www.heliocol.com). Already, Heliocol has placed an initial order of 3000 160-watt PV panels valued at $1.8M. It is anticipated that half the order will be supplied by year-end 2005 and the balance at the beginning of 2006.

Millennium continues to work closely with its German distributor Maass Energien to supply high quality Millennium Brand PV Solar Energy Panels to the German market. Millennium brand panels are installed in over 200 sites throughout Germany.

Kibbutz Ein Harod, in Israel has signed a Letter of Intent with Millennium for the installation of Millennium’s unique patented Multi Solar PV Systems on 120 homes in the Kibbutz, a unique project of national importance for the solarization of the Kibbutz’s homes and communal buildings.

Chromagen, Limited of Israel, has signed a Letter of Intent with Millennium regarding collaboration for the manufacture, marketing and distribution of Millennium’s Multi Solar Systems worldwide (http://www.Chromagen.biz).

Activities of Solar Style Inc.

Solar Style announced the launch of a new range of Patented PV Solar Chargers for the consumer electronics market in May, 2005. The new products are all fitted with exclusively developed “Battery On Board” (BOB) technology, enabling the consumer to apply “charging” to his/her electronic device 24 hours per day, all year round. The entire range of products is designed to operate both in sunlight, and indoors. The new range of PV Solar Charger products are manufactured by more than 7 separate factories in China and Hong Kong, and are finally assembled in a blister display packaging for easy distribution to international retailers.

In addition, all of our Solar Charger products are available for online purchase at our website, www.solarstyleinc.com. The website went online in May, 2005. Solar Style’s PV Solar Chargers are patented in the U.S., Canada and in select countries around the world.

In late June 2005, and in order to further promote our products and seek global sales and distribution, we engaged the consulting services and appointed Mr. Robert Grossman of Toronto, Canada as the President of Solar Style. Mr. Grossman has many years of sales and marketing experience.

NEW BUSINESS

In late December, 2004, we established a “Security Products Division” after completing the negotiation for international marketing rights for a range of unmanned aerial vehicles (“UAV”) or Pilotless Planes and related technologies.

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

ACQUISITION OF GIROSOLAR

We continue our due diligence investigations in relation to the acquisition of GiraSolar BV of Holland. The transaction and final agreement documents were originally entered into in March of 2004. The acquisition shares were placed in escrow pending formal exchange. The company expects further developments in this matter in Q2 2006.

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

Further, through our Millennium subsidiary, we own 21 international patents in the photo voltaic solar power and energy system area.

We have recently filed patent applications for Solar Style’s new products, technologies and processes, as well as new Patents for Water from Air, integrated into refrigerators and freezers. In addition, we have filed patent applications for power co-generation using wind energy producing systems in conjunction with AirWater machines.

Employees

As of September 30, 2005, we had four employees, located in our Millennium office in Israel and one employee in our Maryland office of Solar. Our Miami office is serviced by outside consultants. No employee is represented by a labor union and the company believes its employee relations to be good.

ITEM 2.

DESCRIPTION OF PROPERTY

We own no real estate. Effective June 1, 2004, we leased an 1,800 square foot corporate and administrative office facility at 407 Lincoln Road, Suite 12F, Miami Beach, FL 33139. The lease provides for a three-year term at a monthly rate of $4,375.

Solar Style, Inc. leases a 1,147 square foot administrative office in Baltimore, Maryland under a lease which commenced December 1, 2003. This lease expire May 30, 2005, however the office has been leased on a month to month basis at a cost of $3,585 per month, through October 31, 2005. Effective November 1, 2005, Solar Style leases 4,020 square foot warehouse and office facility in Baltimore, Maryland at a monthly cost of $3,585. The November 1, 2005 lease is for a five year term and expires October 31, 2010.

Millennium Electric T.O.U., Ltd., leases 2,500 square foot administration and manufacturing offices in the Rannana Industrial zone in Israel under a lease which ends in December, 2005. The monthly obligation under this lease is $5,700.

ITEM 3.

LEGAL MATTERS

On October 11, 1999, we issued a convertible unsecured debenture for $740,000 to Credit Bancorp. The terms of this convertible unsecured debenture are 7% interest per annum payable, semiannually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1,600 per share of unregistered, restricted shares of our common stock. Credit Bancorp has agreed to convert principal and accrued interest owing on the debenture into 483 shares of our common stock.

A receiver has been appointed to administer the affairs of Credit Bancorp. We have been informed that the appointed receiver denies that such a conversion request was made and that the principal amount and accrued interest of the debenture are due. We currently carry the 483 share obligation in our equity under escrowed shares. No provision for debenture and accrued interest have been made in our financial statements, as we believe the receiver’s claim is unfounded and the company will prevail. The matter remains unresolved at September 30, 2005.

On August 7, 2003, Electric Gas & Technology of Dallas, Texas (“ELGT”), published a press announcement claiming that a complaint and $60 million lawsuit had been filed in Federal court in Texas, and also stating that we had infringed on their patents. We filed a counter claim in the United States District Court, Southern District of Florida, case number 03-22196-Civ-Seitz, disputing ELGT’s claims of patent infringement. On November 24, a settlement agreement was reached under which ELGT assigned to us all of ELGT’s equity ownership interest in Air Water Technologies, Inc. (“AWT”). This included all ELGT and AWT’s right, title and interest in U.S. Patent No. 4,255,937 and all enhancements thereto, and all ELGT and AWT’s right, title and interest to the copyright and trademarks describing the technology in the U.S. Patent, and the Trademark known as “Watermaker”, and all ELGT and AWT’s right, title and interest in U.S. Patent No. 5,553,459. This transfer to UCSY and AirWater Corporation is equal to 92% of the outstanding stock (controlling interest) of AWT and includes all of the US and Global business, as well as all the appertaining Patents, Trademarks and Licenses.

In January 2005, we received the stock (92%) of AWT. we received AWT with no assets or liabilities, other than the rights, title and interest in the patents noted above.

LYCOS Inc.

In June 2004, we filed a lawsuit in the United States District Court, Southern District of Florida, against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal and unauthorized use of the company’s commercial name and logo. The defendants filed various motions to remove the cases out of Florida to Massachusetts, which the Florida courts agreed to. As of August 9, 2005, the litigation has now been moved to Boston Massachusetts where a federal judge has been appointed to this case for further consideration and trial.

In a related but separate action, we filed a civil “RICO” (Racketeering Influenced Criminal Organization) lawsuit in the Circuit Court for the 11th Judicial Circuit, Miami-Dade County, Florida (case number 05-175-CA-09) against a number of related defendants including RipOffReport.com, BadBusinessBureau.com et al., in an action against the defendants under various legal theories for both substantial monetary damages and injunctive relief arising from malicious posting and communications made by defendants in an effort to damage the reputation of our companies.

The defendants are fighting jurisdiction, and the case is still pending in the court.

CNN

On January 14, 2005 we filed a law suit in the U.S. District Court, Southern District of Florida (Miami), (Docket #05-CV-20047), against Turner Broadcasting System, Inc., Cable News Network, Inc. “CNN” and Wolf Blitzer for $100 million. The law suit has been brought for defamation under Florida law. CNN attorneys have contested this case, filed various motions, and the judge closed the case in March 2005, and recommended sanctions against us. We have however filed various appeals, and the case is still pending decisions of the higher courts. Relating to this matter, we issued a press release inviting any shareholder who had trading losses in our stock during the period November 1, 2001 through the present, to join in our filing of a class action suit against Lycos, et al.

In early December 2005, the 11th circuit court of appeals ruled against the CNN Motions, and dismissed the application for sanctions.

J.J. Reidy & Company Inc.

In January 2005, we received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders allegedly terminating the Global License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case # 05-20650-CIV-Jordan/Klein), seeking Declamatory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston, Massachusetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We filed motions with the Boston court contesting jurisdiction. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to J.J. Reidy & Company, Inc. By recent court ruling, all discovery had been stayed pending the courts ruling in relation to jurisdiction. The Boston court recently ruled that it had jurisdiction over the case. The matter is now continuing in Boston.

James Coughlin

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias “IrishJim44,” for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the company and the chairman Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. The company is appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida and therefore the court should reverse its decision. The Florida court denied the request for further consideration. We re-filed the lawsuit in the federal court of San Diego California. The court after hearing motions to dismiss for lack of jurisdiction and lateness of filing, ruled to dismiss the case. We filed an appeal, and the matter is currently sub-judice in the federal appeals court.

OTHER INTERNET DEFENDANTS

We had earlier filed a lawsuit against 2 Internet posters in state court in Miami Florida claiming the defendants use of tortious speech to interfere with the Company’s business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, we obtained a default order and subsequently a default judgment. During this reporting period, one of the defendants appeared in court by phone, and subjected himself to the court’s jurisdiction. He then filed several motions both to dismiss and to vacate the default judgment and also filed to cancel the permanent injunction. These motions were denied by the court, but the Permanent Injunction was altered to be a Temporary Injunction, pending further resolution of the case. During the proceedings, LYCOS INC filed a motion to insert themselves into the case as an Intervenor. This was allowed by the Judge. Further motions by LYCOS to attempt to dismiss both the case and to vacate the injunction were denied by the court. Numerous motions and countermotions have been filed and heard, and the injunction against the defendants remains in place. Depositions and discovery are continuing. As of December 2005, the matter continues in court.

HAFFER

In June 2005, we were served with a law suit filed in San Francisco state court claiming $77,000 in back pay due to Douglas Haffer, the previous President of the company. We have defended the action and issued and filed certain counter-claims. As of December 2005, the litigation continues. We do not believe there are any merits to this claim.

AQUAIR Inc.

The company filed suit in Superior Court of the State of California, Orange County, against RG GLOBALLIFESTYLES, INC. AQUAIR INC, and LOU KNICKERBOCKER, an individual, all of Irvine, California. The lawsuit as filed is for defamation, intentional interference with prospective economic advantage, and false advertising. The company is seeking damages in excess of $10 million. As of December 2005, the company is in discovery stages of the litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to April 3, 2002, our common stock was traded on the over the counter Bulletin Board market under the symbol “WLGS”. From April 4, 2002 through August 22, 2002 our common stock was traded on the over the counter Bulletin Board market under the symbol “UCSI”. From August 23, 2002 to the present, our common stock is trading on the over the counter Bulletin Board market under the symbol “UCSY”.

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

Price Range for Common Stock

	High	Low
Fiscal Year September 30, 2005
First Quarter	$0.050	$0.015
Second Quarter	$0.088	$0.029
Third Quarter	$0.045	$0.024
Fourth Quarter	$0.042	$0.022

Fiscal Year September 30, 2004
First Quarter	$0.115	$0.060
Second Quarter	$0.081	$0.045
Third Quarter	$0.160	$0.043
Fourth Quarter	$0.058	$0.043

Since our shares began trading on the OTC Bulletin Board in 1997, the prices for our shares have fluctuated widely. There may be many factors which may explain these variations, but we believe that the following are some of these factors:

•

the demand for our common stock;

•

the number of market makers for our common stock;

•

developments in the market for broadband Internet access and wireless transmission in particular; and

•

changes in the performance of the stock market in general.

Companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources and have an adverse effect on our business, financial condition and results of operations. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the stock price.

There are approximately 600 holders of record and an estimated 7,800 holders in street name of our common stock as of September 30, 2005.

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

No cash dividends have been declared to date on our Company’s common stock. We expect that all earnings, if any, will be retained to finance the growth of our Company and that no cash dividends will be paid for the foreseeable future.

On May 21, 2002, stockholders approved a measure to increase the number of authorized common shares from 300 million to 800 million.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	257,250	$0.095	1,328,000(1)
Total	257,250	$0.095	1,328,000

———————

(1)

Pursuant to form S-8, dated 12/27/04. Submitted under plan, 10,000,000 shares, issued, 8,672,000.

Description of Equity Compensation

Options issued were issued pursuant to the 2001 Stock Option Plan and also provided as motivation and incentives to individuals considered important to the Company’s success. The 2001 plan was approved by our board of directors, but not submitted to a vote of stockholders.

The total number of options granted and outstanding at September 30, 2005, and the average exercise price and expiration dates for each year are as follows:

Year	Total Options	Exercise Price	Expiration Date

2001	251,150	$0.095	December 31, 2006
	6,100	$602.00	December 31, 2006
Total	257,250

Sales of Unregistered Securities

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

On September 6, 2005, we issued 250,000 shares of common stock under private placement subscriptions at $0.02 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On September 29, 2005, we issued 3,022,076 shares of common stock under private placement subscriptions, at prices ranging from $0.0175 to $0.0222 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

On September 30, 2005, we issued 10,476,463 shares of common stock under private placement subscriptions at prices ranging from $0.0133 to $0.022 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Other Securities Transactions

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $60,805 of debentures into 2,776,505 shares of the Company’s common stock on September 8, 2005, at $0.0223 per common share.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following should be read in conjunction with the “Risk Factors” and the “Financial Statements” and the Notes thereto.

Plan of Operations

For the past three fiscal years we have had minimal revenues. We have a history of losses, and an accumulated shareholder deficit of $39,216,245. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

We will require additional capital in the short term to remain a going concern.

We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the Air - Water and photo voltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2005 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. Although one of our subsidiaries has a bank account overdraft facility, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We are currently focusing our operations on the design, manufacture and sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market and that the market will respond to our product line.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Our cash position at September 30, 2005 is $313,992. This is only sufficient to provide coverage for two months of operating cash needs, based on the current reporting period’s negative cash flow from operations. However, our Chairman, in connection with Port Universal Ltd., a company in which he owns a one third interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and Port Universal is not a binding obligation; we have no assurances that this funding will continue beyond the short term. Further, we anticipate that by December 31, 2006, our subsidiaries will have sufficient revenues that we will not require funding from equity sales.

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

We do not have any major expenditures planned, nor do we anticipate the purchase or sale of plant and/or significant equipment. Our plan calls for the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers.

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

Results of Operations

Revenues and cost of sales for the fiscal year ended September 30, 2005 were earned primarily by our subsidiaries, AirWater and Millennium. Our Peruvian subsidiary had revenues which are not reported as a result of a lack of cooperation from our subsidiary’s management.

General and administrative expenses totaled $3,189,696 in the fiscal year ended September 30, 2005 and $2,832,670 in the fiscal year ended September 30, 2004. The increase in expenses resulted from activities associated with the entrance into the air-water technology industry.

General and administrative expenses for the fiscal years ended September 30, 2005 and 2004 were comprised of the following items:

	2005	2004

Consultants and outside services	$965,657	$1,114,528
Depreciation	16,069	13,079
Disposition of Demonstration Equipment	392,751	—
Financing costs and fund raising expense	169,479	187,597
Legal expense	585,986	322,482
Miscellaneous and other expenses	452,090	238,456
Professional fees	140,971	245,893
Rent	108,882	78,432
Salaries	170,405	313,458
Travel	187,406	318,745
	$3,189,696	$2,832,670

Liquidity and Capital Resources

As of September 30, 2005 our total working capital was deficient in the amount of $1,480,078. This represents a $130,103 decrease over our September 30, 2004 deficiency of $1,610,181. Until revenues from the sale of our products provide needed funds, we will need to obtain funding from external sources to finance our current operations.

Since we began operations, revenues have not been significant and we have incurred substantial expenditures and operating losses. In view of this fact, our auditors have stated in their report for the fiscal years ended September 30, 2005 and 2004 that there is substantial doubt about our ability to continue as a going concern, dependent upon our ability to meet our future financing requirements, and the success of our future operations, the outcome of which cannot be determined at this time. In order to finance our working capital requirements, we have and continue with negotiating equity investments with several sophisticated investors, but there can be no assurance that we will obtain this capital in the future, or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

On June 6, 2003, we defaulted on the January 6, 2003 12% notes in the amount of $60,000, which came due on that date. The holders of the Notes, who also hold a portion of the convertible debentures, did not take action to foreclose on the Notes.

During the fiscal years ended September 30, 2005 and 2004, we received equity investments and advances of $1,504,885 and $2,593,452 respectively. These investments and advances were in the form of issuance of our common stock in various private placements and the issuance of preferred convertible Series B, C and D stock.

Risk Factors

We will require additional capital in the short term to remain a going concern

We will require short term outside investment on a continuing basis to finance our current operations and any expansion of activities. Since we began operations, we have generated virtually no revenues and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop our new revenue source, consummate acquisitions and develop other technologies. In view of this fact, our auditors have stated in their report for the period ended September 30, 2005 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements we are negotiating existing equity investments and new investments, but there can be no assurance that we will obtain this capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt, or equity offerings, or otherwise, on acceptable terms. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We are dependent on the services of key individuals and the loss of any of these individuals could significantly affect our ability to operate our business

We may be unable to protect our intellectual property rights

Our success depends in part on our ability to protect our proprietary technologies. We rely on a combination of patent, copyright and trademark laws, trade secrets and confidentiality and other contractual provisions to establish and protect our proprietary rights. We hold one patent from the United States Patent and Trademark Office pertaining to the distributed wireless call processing system and several patents with respect to the air-water process. However, our patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of our products or design around our patents, and the patents may not provide us competitive advantages. Litigation, which could result in substantial costs and diversion of effort by us, may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

We may not be able to successfully market and develop the air from water systems required by the market we are focusing our sales efforts on. Governments and humanitarian organizations are subject to political influences which can change without notice. Needs, as defined by these groups, may also change. If we cannot design, build and modify the systems to meet with these changes, our marketing efforts may not be productive.

Other risk issues

We have pursued, are currently pursuing and, in the future may pursue, new technologies and businesses internally and through acquisitions and combinations which involve significant risks. Any such acquisition or combination may involve, among other things, the issuance of equity securities, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which have adversely affected, or may adversely affect, our business’ results of operations and financial condition. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition future acquisitions and or combinations by the Company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees of the acquired company and/or difficulty, delay or failure in the integration of the operations, management, personnel and business of any such new business with our business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition and results of operations. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition or of any internally developed new business segment or business combination will be realized.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Universal Communication Systems, Inc.

REUBEN E. PRICE & CO.

REUBEN E. PRICE, C.P.A. (1904-1986)	PUBLIC ACCOUNTANCY CORPORATION	MEMBERS
——	FOUNDED 1942	AMERICAN INSTITUTE OF
RICHARD A. PRICE, C.P.A.		CERTIFIED PUBLIC ACCOUNTANTS
	703 MARKET STREET	——
	SAN FRANCISCO, CA 94103	SECURITIES AND EXCHANGE
	——	COMMISSION PRACTICE SECTION
	(415) 982-3556	OF THE AMERICAN INSTITUTE OF
	FAX (415) 957-1178	CERTIFIED PUBLIC ACCOUNTANTS
——
CALIFORNIA SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Universal Communication Systems, Inc.

We have audited the accompanying consolidated balance sheet of Universal Communication Systems, Inc. and subsidiaries (the Company), as of September 30, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years ended September 30, 2005 and 2004. The consolidated financial statements of Universal Communication Systems, Inc. and subsidiaries are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company and subsidiaries, as of September 30, 2005 and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company’s current liabilities exceed current assets by over $1.5 million, and it has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations, the outcome of which cannot be determined at this time. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reuben E. Price & Co.

January 12, 2006

Universal Communication Systems, Inc. & Subsidiaries

Consolidated Balance Sheet

September 30, 2005
Assets
Current Assets:
Cash & cash equivalents	$313,992
Accounts receivable, net	254,621
Note receivable	139,900
Inventory, finished goods	150,251
Prepaid expenses	75,209
Total Current Assets	933,973
Fixed Assets, Net	40,666
Other Assets:
Intangibles (including goodwill of $30,000), net	509,074
Deposits	27,979
Total Other Assets	537,053
Total Assets	$1,511,692

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable, trade	$290,410
Short-term bank credit	218,554
Accrued expenses	870,400
Due to related parties	87,893
Liabilities of discontinued operations	946,794
Total Current Liabilities	2,414,051
Long-term Liabilities:
Convertible debentures, net of current portion	1,550,239
Total Liabilities	3,964,290
Commitments and Contingencies	—

Shareholders' Deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, 90,000 shares issued and outstanding	90
Common stock, par value $.001 per share, 800,000,000 shares authorized, 306,069,950 shares issued and outstanding	306,070
Additional paid-in capital	36,550,987
Accumulated deficit	(39,216,245)
Accounts receivable, shareholder	(93,500)
Total Shareholders’ Deficit	(2,452,598)
Total Liabilities and Shareholders' Deficit	$1,511,692

The accompanying notes are an integral part of these financial statements.

Universal Communication Systems, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the Year Ended September 30,
	2005	2004

Revenues, net	$1,295,467	$375,007
Cost of Revenues	960,700	292,841
Gross Margin	334,767	82,166

Operating Expenses:
Sales and marketing	967,048	403,787
Research and development	26,749	—
General and administrative	2,879,964	2,907,670
Total Operating Expenses	3,873,761	3,311,457
Net Operating (Loss)	(3,538,994)	(3,229,291)

Other Income & Expense
Interest income	11,543	11,575
Less: Interest expense	248,241	314,217

Other Expense, net	(236,698)	(302,642)

Net (Loss)	(3,775,692)	(3,531,933)

Dividends on preferred stock	(64,022)	(11,000)

Net (Loss) available to common stockholders	$(3,839,724)	$(3,542,933)

Basic and Diluted Net Operating Loss per Common Share	$(0.014)	$(0.024)
Basic and Diluted Net Loss per Common Share	$(0.015)	$(0.027)

Basic and Diluted Weighted Average Shares Outstanding	252,666,228	132,537,737

The accompanying notes are an integral part of these financial statements.

Universal Communications Systems, Inc. & Subsidiaries

Consolidated Statements of Shareholders’ Deficit

For the Years Ended September 30, 2005 and 2004

	Common Stock		Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount

Balance, September 30, 2003	81,223,246	$81,223	$—	$26,482,580	$(31,833,598)	$(93,500)	$(5,363,295)
Preferred stock issued in private placement at $10. per share for 30,000 shares	—	—	30	299,970	—	—	300,000
Common stock issued in private placements between $0.02 and $.06 per share	60,593,464	60,595	—	2,232,859	—	—	2,293,454
Common stock issued in payment of note payable	300,000	300	—	25,634	—	—	25,934
Conversions of debentures for common stock between $0.0287 and $0.15 per share	43,506,234	43,506	—	2,432,430	—	—	2,475,936
Common stock issued for services between $0.040 and $0.11 per share	16,776,309	16,776	—	1,006,938	—	—	1,023,714
Common stock issued for purchase of subsidiary at $.06 per share	500,000	500	—	29,500	—	—	30,000
Dividends on preferred stock	—	—	—	—	(11,000)	—	(11,000)
Net loss for the fiscal year ended, September 30, 2004	—	—	—	—	(3,531,933)	—	(3,531,933)
Balance, September 30, 2004	202,899,253	$202,900	$30	$32,509,911	$(35,376,531)	$(93,500)	$(2,757,190)
Preferred stock issued in private placement at $10. per share or 60,000 shares	—	—	60	599,940	—	—	600,000
Common stock issued in private placements between $0.012 and $.03077 per share	37,370,186	37,370	—	867,514	—	—	904,884
Conversions of debentures for common stock between $0.0192 and $0.50 per share	23,160,895	23,161	—	1,142,404	—	—	1,165,565
Common stock issued for services between $0.030 and $0.08 per Share	42,639,615	42,640	—	1,431,218	—	—	1,473,858
Dividends on preferred stock	—	—	—	—	(64,022)	—	(64,022)
Net loss for the fiscal year ended, September 30, 2005	—	—	—	—	(3,775,692)	—	(3,775,692)
Balance, September 30, 2005	306,069,949	$306,071	$90	$36,550,987	$(39,216,245)	$(93,500)	$(2,452,597)

The accompanying notes are an integral part of these financial statements.

Universal Communication Systems, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,775,692)	$(3,531,933)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Common stock issued for services	976,380	1,023,714
Common stock issued for contract settlement	497,478	—
Disposition of demo equipment	371,572	—
Settlement of notes payable	(60,000)	—
Depreciation and amortization expense	77,909	88,079
Interest payable added to principal of debentures	42,057	79,330
Interest payable added to principal of note payable	—	15,254
Accrued interest on notes receivable	(11,543)	(11,575)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(152,612)	3,850
(Increase) in inventory	(108,257)	(37,094)
(Increase) Decrease in prepaid and other	(9,848)	(39,727)
(Increase) Decrease in deposits	(3,846)	—
Increase (Decrease) in accrued expenses and accounts payable	(195,838)	888,658
Net Cash (Used) by Operating Activities	(2,352,240)	(1,521,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent rights	—	(9,200)
Purchase of fixed assets	(16,490)	(381,637)
(Increase) in advances to related parties	—	(11,368)
Net Cash (Used) by Investing Activities	(16,490)	(402,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short term notes	450,000	—
Proceeds (repayment) of overdraft facility	218,554	(25,721)
Repayment of note payable	—	(274,066)
Proceeds from issuance of common stock	904,885	2,293,452
Proceeds from issuance of preferred stock	600,000	300,000
Increase (Decrease) in advances from related parties	56,149	(61,564)
Net Cash Provided by Financing Activities	2,229,588	2,232,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,142)	308,452

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	453,134	144,682

CASH AND CASH EQUIVALENTS AT END OF YEAR	$313,992	$453,134

The accompanying notes are an integral part of these financial statements.

Universal Communication Systems, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
Continued:	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH:
Interest paid	$—	$—
Income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on debentures, added to the principal of the debentures	$42,057	$79,333
Interest accrued on note payable added to the principal of the note	$—	$15,254
Dividends accrued on preferred stock	$64,022	$11,000
Debentures converted to capital stock	$1,165,565	$2,475,936
Capital stock issued in acquisition of subsidiary	$—	$30,000
Capital stock issued in payoff of note payable	$—	$25,934

The accompanying notes are an integral part of these financial statements.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 - BACKGROUND, ACQUISITIONS AND SUBSIDIARIES

Background

Universal Communications Systems, Inc. (the Company) and its subsidiaries are actively engaged worldwide in developing and marketing solar energy systems (both large-scale installations & portable consumer solar products), as well as systems for the extraction of drinkable water from the air. Consolidated subsidiaries include wholly-owned subsidiaries AirWater Corp, AirWater Patents Corp, Millennium Electric T.O.U. Ltd, Solar Style (USA) Inc, Solar One Inc, Solar Style Ltd., and Misa Water International, Inc, and majority-owned subsidiaries Atmospheric Water Technologies and Millennium USA.

AirWater Systems

On March 21, 2003, the Company licensed worldwide rights to patents held by J.J. Reidy & Co, relating to a water production/generation system, for a period of not less than 10 years. In connection with the licensing, the Company created two wholly-owned subsidiaries: AirWater Corp, to produce and market the systems, and AirWater Patents Corp, to hold the Company’s licensed patent rights. The Company paid $100,000 cash and 4 million shares of Company stock valued at $200,000. Additionally, the license agreement requires royalty payments of 5-7% of gross water system sales, with minimum royalty payments of $10,000 monthly for 12 months beginning November 2003. The $300,000 acquisition cost is included in Patents.

As described more fully below, the Company also acquired a 92% interest in a former competitor in the air-to-water industry, Atmospheric Water Technologies, which included rights to certain additional patents and trademarks.

Millennium Solar Systems

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

The Company’s purchase cost plus net liabilities assumed, resulted in $300,064 of intangibles in the form of patent costs, which is included in Patents.

Two new wholly owned US subsidiaries, Solar One Inc and Solar Style (USA) Inc, were created by the Company to market the solar systems. Solar Style has leased office space in Baltimore, Maryland, and contracted with manufacturers to bring to market solar powered products for the portable consumer market.

Millennium has two subsidiaries: 65%-owned Millennium USA, and 50%-owned Solar Style Ltd. (the remaining 50%-owned directly by the Company). Both are inactive, with no assets or liabilities.

Digital Way, Peru

The Company owns 27% of Digital Way, S.A., a Peruvian telecommunications company. The Company treats Digital Way as an unconsolidated investment. Pursuant to APB 18, par 17, absent evidence to the contrary, and investor is presumed to have the ability to significantly influence an investee if it owns 20% or more of the investee’s voting stock and the equity method of accounting is required. Because the majority ownership is concentrated among a small group of shareholders who operate Digital Way without regard to the views of Universal and the financial information necessary to apply the equity method of accounting is not being made available, Universal is unable to apply the equity method. Because significant doubt exists as to the recovery from this investment, the investment is fully impaired.

As described more fully in Note 14 below, the Company, after September 30, 2005, entered into an option agreement to sell its interest.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

CinemaElectric

During fiscal 2003, the Company agreed to acquire CinemaElectric, a Los Angeles based multimedia messaging service company. On August 12, 2003, the Company released CinemaElectric from the agreement in exchange for approximately 1.7 million shares of CinemaElectric stock. The investment is carried on the Company’s books at zero cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at the lower of cost or fair value. Intercompany transactions are eliminated.

Basic and Diluted Net Loss Per Share

The calculation of basic and diluted net loss per share is in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federal insured limits.

Inventory

Inventory is stated at the lower of cost (determined using the “first-in, first-out” method) or market. Inventory write-offs are provided to cover risks arising from slow-moving items or obsolescence.

Fixed Assets

Fixed assets are recorded at cost, and stated at cost less accumulated depreciation. Furniture, fixtures and equipment are depreciated over their estimated useful lives of 3 to 15 years, using the straight-line method of depreciation. Additions and improvements are capitalized; these include all material, labor, and engineering costs to design, install or improve the asset. Interest costs on construction projects are also capitalized. These costs are carried as construction in progress until the asset is ready for its intended use, at which time the costs are transferred to land, buildings, or machinery and equipment. Routine repairs and maintenance are expensed as incurred. The cost of plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset.

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

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

Financial Instruments

For cash, cash equivalents, notes receivable, other assets, accounts payable, and accrued expenses, the carrying amounts represent their fair market value. The carrying amount of the debentures payable approximates fair value because of similar current rates at which the Company could borrow funds with consistent remaining maturities.

In May 2003 the Financial Accounting Standards Board issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB 150”). FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company applies FASB 150 to the classification and measurement of its financial instruments.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) in 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. The Company had no reportable operating segments for the years ended September 30, 2004 and 2003, as all products and services were related to one operating segment, the installation of solar energy products worldwide. Current year segment information is found at Note 13.

Comprehensive Income and Foreign Currency Translation

The Company has adopted FASB Statement No. 130, Reporting Comprehensive Income. The Company’s foreign subsidiaries’ transactions are recorded in local currencies; however, most of the subsidiaries’ revenues are  received in U.S. dollars or linked to the U.S. dollar, and a substantial portion of its costs is incurred in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus its functional and reporting currency.

The financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar as the functional currency. Where there are foreign currency transactions, assets and liabilities are translated at exchange rates as of the balance sheet date and revenues and expenses were translated at average rates of exchange in effect during the year. Any cumulative translation adjustments are recorded as a separate component of shareholders’ equity.

Revenue Recognition

Revenues from the sales of products are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”), when persuasive evidence of an arrangement exists and delivery of the product or service has occurred, provided that the collection of the resulting receivable is probable, the price is fixed or determinable, and no significant obligation exists. The Company does not grant a right of return. Grants related to research and development projects are recognized as the expenses relating to the grant are incurred.

Warranty Expense

The Company does not grant a right of return, and generally warrants its products against defects for only 90 days, if at all. No provision for estimated future costs and estimated returns has been recorded, and the Company does not believe it has any material future liabilities.

Goodwill

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

Intangibles

Intangibles consist of patents and licenses, which are amortized over an estimated useful life of 10 years, and goodwill, which is not amortized.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

Stock Based Compensation

From time to time the company has compensated key employees with shares of common stock in lieu of salary (see Note 12 on related party transactions).

Shipping Costs

Shipping costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred.

Research & Development

Research & development costs, including costs for the improvement or refinement of existing products, are expensed as incurred.

Recent Accounting Pronouncements

FASB 151, Inventory

In May 2003 the Financial Accounting Standards Board issued FASB Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“FASB 151”). This statement is effective for annual periods beginning after June 15, 2005. FASB 151 amends the guidance in Accounting Research Bulletin “ARB” No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of normal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company expects to adopt FASB 151 for the fiscal year ending September 30, 2006, and does not expect its adoption to have a material effect on its financial statements.

FASB 154, Accounting Changes

In May 2005 the Financial Accounting Standards Board issued FASB Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FASB 154”). FASB 154 is effective for annual periods beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company expects to adopt FASB 154 for the fiscal year ending September 30, 2007, and does not expect its adoption to have a material effect on its financial statements.

EITF Issue No. 03-1, Other-Than-Temporary Impairment

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF No. 03-1”). In September 2004, the recognition and measurement provisions of EITF No. 03-1 were delayed. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investment are required. The Company does not expect the adoption of EITF No. 03-1 to have a material effect on its financial condition or results of operations.

NOTE 3 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring operating losses, generated an accumulated deficit of over $39,000,000, and has negative working capital of $1,500,000. Net losses are expected for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

The Company’s ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing, and to ultimately attain profitability. Management has modified its business plan and is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems. The Company needs to secure additional capital through sales of common stock. There is no assurance that management will be successful in its efforts to raise additional capital.

In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and thus will have to cease or delay development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

NOTE 4 - FIXED ASSETS

September 30, 2005

Cost:
Furniture, fixtures and equipment	$66,561
Office leasehold improvements	4,780
Equipment molds	21,000
Total	92,341
Less accumulated depreciation	51,675
Fixed assets, net	$40,666
Depreciation expense	$16,069

Depreciation of furniture, fixtures and office equipment is computed on the straight-line basis over periods of 3 to 15 years. Leasehold improvements are amortized on the straight-line basis for the period of the space lease. Equipment molds are being depreciated on the straight-line basis for 3 to 5 years.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

During 1999, the Company borrowed $740,000 from Credit Bancorp. Also in 1999, the Company filed suit against Credit Bancorp in US District Court in San Francisco, regarding improprieties. The case was settled in 1999, with the $740,000 loan converting to a $740,000 convertible debenture. In 2000, Credit Bancorp’s receiver agreed to convert the debenture into 462 shares of the Company’s stock. A new receiver has been appointed to administer the affairs of Credit Bancorp. The Company has been informed that the appointed receiver denies that such a conversion request was made, and the Company may be liable for the principal plus accrued interest. As of September 30, 2005, no shares had been issued. Management believes that the receiver’s claim lacks an authoritative basis, and that the resolution of these matters will not have a material effect on the Company’s financial statements. In fiscal 2003, Electric & Gas Technology Inc (ELGT) filed suit against the Company, alleging patent infringement and other claims regarding the Company’s AirWater products. The Company counter-sued ELGT for defamation and patent infringement. The cases were settled, with the result that the Company received all of ELGT’s stock (93%) in Atmospheric Water Technologies (formerly a competitor of the Company), including all of ELGT’s patents and trademarks in the air-to-water industry.

During 2004 and 2005, the Company filed several lawsuits against Lycos, Turner Broadcasting, Aquair, and several other corporate as well as a number of individual defendants, alleging fraud, cyberstalking, defamation, commercial interference, and other civil and criminal claims. These cases are still in various stages of legal process.

Management believes that resolution of these matters will not have a material effect on the Company’s financial statements.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

In January 2005, the Company received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders, allegedly terminating the Global License Agreement that was entered into in March 2003, alleging Breach of Contract. The Company believes the allegation to be unfounded, and has filed suit seeking declaratory relief. The matter continues pending. Management believes that J.J. Reidy’s claims lack merit, and that the resolution of these matters will not have a material effect on the Company’s financial statements. Pending resolution, the Company has suspended payment of royalties to J.J. Reidy.

In June 2005, we were served with a lawsuit filed in San Francisco state court claiming $77,000 in back pay due to Douglas Haffer, the previous President of the company. We have defended the action and issued and filed certain counter-claims. As of December 2005, the litigation continues. The Company does not believe there are any merits to this claim.

Operating Leases

The Company leases its Miami executive and administrative offices. The Company’s subsidiary, Solar Style, Inc. rents office and warehouse facilities in Baltimore Maryland under a non-cancelable operating lease. The Company’s Millennium subsidiary in Israel rents facilities under non-cancelable operating leases, and also leases a car under a 36-month lease commencing October 2003.

Future minimum lease payments required under these leases for the next five years is as follows:

Year Ended September 30,

2006	$68,486
2007	68,486
2008	68,486
2009	68,486
2010	68,486
Future years	3,585
Total future minimum lease payments	$346,015

Rent expense for the years ended September 30, 2005 and 2004 were $184,574 and $127,853, respectively.

Management Agreements

The Company has entered into a consulting agreement with Overseas Communications Limited (“Overseas”), for the services of Mr. Michael Zwebner to act as Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company’s common stock. For the fiscal years ended September 30, 2004 and 2005, the Company paid $157,000 and $240,000 in cash, respectively, and issued 85,000 and -0- shares of common stock, respectively, under this agreement. Mr. Zwebner is a shareholder of Overseas.

The Company’s subsidiary Solar Style (USA) Inc entered into a consulting agreement with 1433862 Ontario Limited (“Grossman”) on June 17, 2005, for the services of Mr. Robert Grossman to act as President, CEO, and Director of the subsidiary. The Agreement calls for a monthly payment of CAD$15,000 (approximately $12,500). Also, 2 million shares of the Company’s stock (valued at $80,000) were issued upon execution of the agreement. In addition, if the subsidiary’s gross sales exceed certain levels ($3 million and $5 million in the first and second years of operations, respectively), Grossman will be entitled to options to purchase the Company’s stock (8 million shares at $0.05 and 10 million shares at $0.10, respectively), exercisable for 24 months from the date issued. The term of the agreement is for 3 years, renewable up to a total of 9 years. For the fiscal year ended September 30, 2005, the Company paid $28,912 in cash and issued 2,000,000 shares of common stock under this agreement. Mr. Grossman is a shareholder of Grossman.

Concentrations

The Company depends on many third-party suppliers and manufacturers for key products and components, contained in our products. Many of these suppliers and manufacturers are located outside of the United States. For some of these products and components, the Company may only use a single source supplier, in part due to the lack of alternative sources of supply. Also, the Company’s subsidiary Millennium operates primarily outside of the United States, and much of AirWater’s sales are to customers outside of the United States. If the supply of a key product or component is

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

delayed or curtailed, the Company’s ability to ship the related product or solution in desired quantities and in a timely manner could be adversely affected, possibly resulting in reductions in net sales.

The Company’s revenue from one customer, K Michailidis & Co, accounted for 10.6 percent of total revenue in 2005. The Company performs ongoing credit risk evaluations of its customers’ financial condition and generally does not require collateral. Credit losses, if any, are provided for in the financial statements, and have been within management’s expectations.

Millennium contracts

The Company’s subsidiary Millennium participates in six programs sponsored by the European Community for research, technological development and demonstration activities (“EC”), for the support of research and development projects in the total amount of € 962,000 (approximately $1,164,000) for a period of 24 months. As of September 30, 2005, the Company has received grants in the aggregate amount of € 63,000 (approximately $76,250). The entitlement to receive such grants is dependent upon approval of the interim and final progress reports filed with the EC.

Millennium acts as a coordinator of one of the programs. It is executing the administrative and financial operations of the program. Funds received from the EC during the year ended September 30, 2005, totaling $ 297,000 to finance this program, are presented as advances from the European Community.

During July 2005, Millennium signed an agreement with a third party, to build a rooftop solar power station in Spain, for consideration of $225,000. The amounts will be received in parts according to the completion of the phases detailed in the agreement. As of September 30, 2005, Millennium had received $112,000, which was recorded as a customer advance.

On September 2, 2005, Millennium signed a memorandum of understanding (“MOU”) with Resstruttura Snc, to establish a joint venture that will be held 81% by Millennium and 19% by Resstruttura. The purpose of the MOU is to build a solar power station with Millennium’s technology in the region of Basilicata, Italy. The MOU will become operative only after the establishment of the joint venture. As of September 30, 2005, the companies had not yet established the joint venture.

NOTE 6 - SHAREHOLDERS’ EQUITY

During the fiscal year ended September 30, 2005, the Company sold 37,370,186 shares of its common stock for net cash proceeds of $904,884. The Company issued 23,160,895 shares of common stock in conversion of outstanding debentures for an aggregate value of $1,165,565. The Company also issued 42,639,615 shares of its common stock for services at an aggregate value of $1,473,858. Stock issued for services was valued at the fair value of the services. During the fiscal year ended September 30, 2004, the Company sold 60,593,464 shares of its common stock for net cash proceeds of $2,293,454. The Company issued 43,506,234 shares of common stock in conversion of outstanding debentures for an aggregate value of $2,475,936. The Company also issued 16,776,309 shares of its common stock for services at an aggregate value of $1,023,714. Stock issued for services was valued at the fair value of the services. The Company issued 500,000 shares valued at $30,000 for the purchase of a 50% equity interest in Solar Style Ltd (see Note 1).

Preferred Stock

The Company has 10,000,000 of authorized preferred shares. On April 20, 2004 the Company received $300,000 for the issuance 30,000 shares of Series A cumulative, non-participating convertible preferred stock. During 2005, the Company received $600,000 for the issuance 60,000 shares of Series B, C, and D cumulative, non-participating convertible preferred stock.

The preferred shares have a liquidation preference of the issuance amount, plus (at the option of the holder) accrued dividends. Each Series of preferred shares has a liquidation preference over every later Series.

Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of 8%, accrued semiannually. Each preferred share is convertible at the option of the holder, into shares of common stock at a conversion prices of $0.015 to $0.033 per share, subject to certain adjustments.

Preferred dividends accrued for the years ended September 30, 2005 and 2004 were $64,022 and $11,000, respectively.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

NOTE 7 - INCOME TAXES

A reconciliation between the actual income tax benefit and the federal statutory rate follows:

	Fiscal Years Ended September 30,
	2005		2004
	Amount	%	Amount	%

Computed income tax benefit at statutory rate	$1,283,700	34%	$1,205,000	34%
Tax benefit reserved for doubtful valuation	(1,283,700)	(34)%	(1,205,000)	(34)%

Income tax benefit	None		None

At September 30, 2004 the Company had a net operating loss carry forward for federal tax purposes of approximately $39,000,000, which, if unused to offset future taxable income, will expire between the years 2011 to 2025. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing any benefit therefrom.

Under section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change, as defined, to an annual amount equal to the market value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by the highest Federal long-term tax-exempt rate in effect for any month in the 3 calendar month period ending in the calendar month in which the ownership change occurred. Due to the ownership changes as a result of the May 1998 reorganization and subsequent stock issuances, any future realization of the Company’s net operating losses will be severely limited.

Significant components of the Company’s deferred tax assets are as follows:

	2005	2004

Net operating loss carryforwards	$39,000,000	$32,800,000
Valuation allowance	(39,000,000)	(32,800,000)
Net deferred tax assets	None	None

NOTE 8 - STOCK OPTION PLANS

Nonstatutory Stock Options

The Company has issued stock options under nonstatutory stock option agreements. The options are granted at the fair market value of the shares at the date the option is granted. The options are granted for a period of 5 years, and are fully exercisable during the term of the option period or within thirty (30) days of the participant’s resignation or termination. All shares have vested and are exercisable. The exercise price on all options is $0.095.

Combined transactions in non-employee options for the fiscal years ended September 30, 2005 and 2004 are as follows:

	2005		2004
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Options outstanding October 1	1,060	$0.095	1,300	$0.095
Granted	—	—	—	—
Expired	—	—	(250)	—
Exercised	—	.095	—	—
Options outstanding, September 30	1,050	$0.095	1,050	$0.095

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

Incentive Stock Plan

The Company adopted an incentive stock plan on August 5, 1998, which was approved by the shareholders on March 1, 2001. The options are granted at the fair market value of the shares at the date that the option is granted. The options are granted for a period of 10 years, and are exercisable after one year from the date of grant, at a vested rate of 20% per year during the term of the option period or within thirty (30) days of the participant’s resignation or termination. The number of shares of stock covered by each outstanding option, and the exercise price per share thereof set forth in each such option, shall be proportionately adjusted for any stock split, and or stock dividend. All such options were being treated as non-statutory stock options until the incentive stock plan was approved by the shareholders. There is no range of exercise price because no options have been exercised (only expired). All shares have vested and are exercisable.

Combined transactions in employee options for the fiscal years ended September 30, 2005 and 2004 are as follows:

	2005		2004
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Options outstanding October 1	4,550	$0.593	6,100	$0.593
Granted	0	0	0	0
Expired	0	0	(1,650)	0
Exercised	0	0	0	0
Options outstanding, September 30	4,550	$0.593	4,450	$0.593

The Company applies APB Opinion 25 in accounting for its stock compensation plans discussed above. Accordingly, no compensation costs have been recognized for these plans in 2005 or 2004. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, no compensation costs would have been recognized inasmuch as no options were granted under these plans. The range of exercise price is from $1.63 to $0.95.

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

On May 5, 2005, the Company entered into a Convertible Debentures and Warrants Purchase Agreement with a single investor. The investor agreed to purchase $150,000 principal amount of 10% convertible debentures, maturing November 5, 2005. The Company also agreed to issue warrants to purchase 3,000,000 at a purchase price of $0.04 per share. Interest is computed at 10% per annum on the principal amount and accrued quarterly. The debentures are convertible at $0.025 per share.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

On August 19, 2005 the Company entered into a Convertible Debentures and Warrants Purchase Agreement with a single investor. The investor agreed to purchase $750,000 principal amount of 6% convertible debentures, maturing August 19, 2007. The Company also agreed to issue warrants to purchase 37,500,000 at a purchase price of $0.02 per share. Interest is computed at 6% per annum on the principal amount and accrued quarterly. The debentures are convertible at $0.02 per share. As of September 30, 2005 $300,000 of the $750,000 authorized debentures have been sold.

During the fiscal year ended September 30, 2004, debenture holders exercised their option to convert $1,921,902 of 4% debentures into 28,019,978 shares of common stock and $554,034 of 8% debenture into 15,486,256 shares of common stock.

During the fiscal year ended September 30, 2005, debenture holders exercised their option to convert $782,493 of 4% debentures into 8,506,377 shares of common stock and $383,072 of 8% debenture into 14,654,518 shares of common stock.

The balance of debentures is shown in the following table.

Balance Outstanding at:	September 30, 2005	September 30, 2004

4% Debentures	$797,539	$1,537,975
8% Debentures	302,700	522,399
10% Debentures	150,000	—
6% Debentures	300,000	—
Total	$1,550,239	$2,060,374

Accrued interest of $42,057 and $79,330, for 2005 and 2004 respectively, is included in the principal balances of the 4% debentures, as required by the debenture agreement. For the remaining debentures, accrued interest of $54,887 is included in accrued expenses on the balance sheet.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Related Parties of $87,893 consists of $54,609 owing to Michael Zwebner, and $33,284 owing to Ami Elazari, for outstanding salary and reimbursable expenses.

As discussed in Note 5, the Company has entered into a consulting agreement with Overseas Communications Limited (“Overseas”) for the services of Mr. Michael Zwebner to act as Chairman and CEO of the Company. The Agreement calls for a monthly payment of $20,000, payable in cash or the Company’s common stock. For the fiscal years ended September 30, 2004 and 2005, the Company paid $157,000 and $240,000 in cash, respectively, and issued 85,000 and -0- shares of common stock, respectively, under this agreement. Mr. Zwebner is a  shareholder of Overseas. Additionally, Mr. Zwebner was issued 4,505,000 shares of stock valued at $150,125 for the year ended September 30, 2004 for expenses incurred on behalf of the Company.

Mr. Zwebner and related parties purchased 24,211,109 shares of the Company’s stock for $496,889. Furthermore, on June 30, 2002, Mr. Zwebner assumed a liability owing to the Company from a third party, resulting in an Account Receivable, Shareholder of $93,500. This receivable bears no interest.

Also as discussed in Note 5, the Company’s subsidiary Solar Style (USA) Inc entered into a consulting agreement with 1433862 Ontario Limited (“Grossman”) on June 17, 2005, for the services of Mr. Robert Grossman to act as President, CEO, and Director of the subsidiary. The Agreement calls for a monthly payment of CAD$15,000 (approximately $12,500). Also, 2 million shares of the Company’s stock (valued at $80,000) were issued upon execution of the agreement. In addition, if the subsidiary’s gross sales exceed certain levels ($3 million and $5 million in the first and second years of operations, respectively), Grossman will be entitled to options to purchase the Company’s stock (8 million shares at $0.05 and 10 million shares at $0.10, respectively), exercisable for 24 months from the date issued. The term of the agreement is for 3 years, renewable up to a total of 9 years. For the fiscal year ended September 30, 2005, the Company paid $28,912 in cash and issued 2,000,000 shares of common stock (valued at $80,000) under this agreement. Mr. Grossman is a shareholder of Grossman.

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

During the 2005 and 2004 fiscal years, the Company issued 800,000 and 1,980,167 shares respectively, valued at $24,000 and $118,810 respectively, to Millennium President Mr. Ami Elazari, as compensation for services. He also purchased 800,000 shares for $20,000.

During the 2005 and 2004 fiscal years, the Company issued 1,600,000 and 1,165,909 shares respectively, valued at $48,000 and $128,250 respectively, to the Company’s board member, Mr. Ramsey Sweis, as compensation for his services.

During the 2005 and 2004 fiscal years, the Company paid $7,324 and $8,352 to its stock registrar, The Nevada Agency and Trust Company (NATCO). Alexander Walker Jr, the Company’s Corporate Secretary and a Director, is a shareholder of NATCO. Mr. Walker also received 1,600,000 shares of the Company’s stock, valued at $48,000, as compensation for services to the Company in the year ended September 30, 2005.

Mr. Curt Orgill, the Company’s Treasurer and a Director, received 1,600,000 shares of the Company’s stock, valued at $48,000, as compensation for financial services in the year ended September 30, 2005.

NOTE 11 - INTANGIBLES

Intangibles consist of $300,064 of patent rights acquired in the Millennium acquisition, $300,000 of AirWater patent licenses from J.J. Reidy, $30,000 of goodwill related to the acquisition of Solar Style Ltd, $9,200 of patent costs related to the Solar One/Solar Style products, and $6,650 relating to the Company’s distributed wireless call processing (DWCP) patent, net of accumulated amortization of $136,840. Total amortization for 2005 and 2004 are $61,840 and $75,000, respectively.

It is estimated that amortization expense over the next five years will total $375,000. However, with the Company’s adoption of SFAS No. 142, intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs that would indicate that the carrying amount may be impaired. The amount of the impairment loss is calculated by the excess of the asset’s carrying value over its fair value. Management has analyzed the patents and licenses, and has determined that there is no impairment at this time. Patents are being amortized on a straight-line basis over their 10-year lives.

Patents

On the Millennium patents, for the years ended September 30, 2005 and 2004, $30,000 in amortization expense was recognized in each year.

On the Solar One/Solar Style patents, for the year ended September 30, 2005, $1,840 in amortization expense was recognized. On the distributed wireless call processing (DWCP) patents, no amortization for the years ended September 30, 2005 and 2004 has been recognized, inasmuch as the technology has not yet been exploited.

Licenses

On the AirWater licenses, for the years ended September 30, 2005 and 2004, amortization was recognized in the amounts of $30,000 and $45,000, respectively.

NOTE 12 - NOTES RECEIVABLE

The Companies investment in notes receivable consists solely of demand notes maturing in less than one year, in the amount of $139,900 and $128,357 for the years ended September 30, 2005 and 2004, respectively. Investments with maturities of less than one year are classified as short-term investments. These investments are carried at cost (which approximates fair value), with an interest rate of 10% per annum.

NOTE 13 - SEGMENT INFORMATION

The Company’s business segments involve the manufacturing and sale of the following:

•

Millennium: large-scale solar installations

•

Solar Style: portable solar chargers for consumer electronics

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

•

AirWater: equipment for the extraction of water from the air

•

Corporate: (assets consist primarily of cash and investments).

Operations by Segment	Net Sales	Income/(Loss)	Assets

Millennium	$409,950	$(531,656)	$454,819
Solar Style	12,787	(195,679)	139,724
AirWater	872,730	96,235	563,813
Corporate	—	(3,114,592)	353,336
Total	$1,295,467	$(3,775,692)	$1,511,692

All revenues are from external customers. Due to the nature of the Company’s production and sales efforts, it is not practicable to segment information by geographic location.

NOTE 14 - ADVERTISING COSTS

Advertising costs of $2,628 were incurred and expensed in 2005.

NOTE 15 - SALES AND MARKETING EXPENSE

Sales and marketing expense includes expensing of $371,572 of demonstration equipment, which had been previously recorded as a fixed asset.

NOTE 16 - LIABILITIES OF DISCONTINUED OPERATIONS

During 2002, when current management assumed control of the Company, it was decided to discontinue pursuit of the wireless internet business. Outstanding payables and other liabilities related to that business were segregated as Liabilities of Discontinued Operations, subject to management’s attempts to compromise, renegotiate, or otherwise settle the payables at terms more favorable to the Company. The Company no longer has any current relationships with the creditors involved, and continues to work to restructure the liabilities.

NOTE 17 - SHORT-TERM BANK CREDIT

The Short-Term Bank Credit consists of unsecured bank overdraft credit facilities used by the Company's subsidiary Millennium at two banks in Israel. The overdraft facilities have an aggregate limit of approximately $250,000, and bear interest at the rate of 6.5% per annum, payable quarterly. The lines are renewable semiannually, and are personally guaranteed by Mr. Ami Elazari, Company director and Millennium president.

NOTE 18 - SUBSEQUENT EVENTS

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

On October 13, 2005, the Company created a new subsidiary, Air Water Fridges & Freezers Corp, in order to exploit opportunities in manufacturing and marketing refrigerators and freezers with integrated air-to-water water and ice generation and storage equipment.

Sometime after September 30, 2005, the Company entered into an option agreement to sell its 27% interest in Digital Way of Peru for $205,000. As of the date of this report, the transaction has not yet been consummated.

With respect to an order for 140 Air Water Machines for Australia, the Company received 50% of the amount of this sale in cash, and the balance as a 30% equity share in the Licensee’s company, AIR-WATER INTERNATIONAL PTY LTD. As of September 30, 2005, while the Company has received an acknowledgment and agreement for the share

Universal Communication Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

equity transaction, it has not received the share certificate. The Company has included $25,000 in Other Assets, as the estimated value of the equity shares to be received. Because the transaction is not complete, none of that company’s results of operations are included in the accompanying financial statements.

On November 5, 2005, $150,000 of the 10% Convertible Debentures matured. As of this statement date, they remain outstanding. The Company expects that they will either be converted or refinanced, and will not require current assets to liquidate.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of December 30, 2005 are as follows:

Name	Age	Position	Period of Service

Michael J. Zwebner	53	Chairman of the Board and CEO	November 2001-present

Curtis Orgill	56	CFO and Director	November 2001-present

Ramsey Sweis	39	Director	May 1998-present

Alexander Walker, Jr.	79	Director	November 2001-present

Ami R. Elazari	53	Director	October 2003-present

Michael Zwebner has served as a Director of the Company since November, 2001 and is the Chairman of the Board of Directors. He is the founder of TVC Telecom, Inc. (formerly Talk Visual Corporation) and has served as a Director and its Chairman of the Board of Directors from September, 1998 until March, 2003. From 1974 to 1986, Mr. Zwebner founded and ran a travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel. From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England. From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Ltd. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall. In February of 1997, Mr. Zwebner negotiated and secured the sale/merger of the Cardcall Group to a publicly-held entity based in Connecticut. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

Alex Walker, Jr. has served as a Director of the Company since November, 2001. Mr. Walker, until 2002, served as Chairman of the Board of the Nevada Agency and Trust Company in Reno, Nevada, a licensed and registered trust company and transfer agent in business since 1903. He received his B.A. from Waynesburg College in 1950 and his

J.D. from the University of Pittsburgh School of Law in 1952. From 1956 to date, he has maintained a private practice as an attorney.

Curtis A. Orgill has served as a Director of the Company since November, 2001. He received his Bachelor of Science degree in 1974 from Brigham Young University. He worked for Deloitte Haskins & Sells in Salt Lake City, Utah. Later he transferred to Reno, Nevada where he helped establish their new office. While in Reno, Mr. Orgill was the Partner-in-Charge of the tax department there and was the senior tax partner in the state of Nevada. While with Deloitte, Mr. Orgill was on its National Industry Teams for Qualified Retirement Plans and Agribusiness. Since 1995, he has been a principal with Bartig, Basler & Ray, CPA’s, Inc., a regional accounting firm with headquarters in Sacramento, California. He is the treasurer of the Northern Nevada International Center and of the BYU Management Society of Northern Nevada. He has chaired the Taxation Committee for the Nevada Society of Certified Public Accountants. He is a former treasurer and board member of the Nevada Museum of Art, the American Lung Association of Reno, the Economic Development Authority of Western Nevada, and the Northern Nevada Development Authority. He was a founding board member of the Nevada World Trade Council and was a member of the Advisory Council for the University of Nevada, Reno College of Business.

Ramsey Sweis has served as a Director of the Company since May 1998. He is CEO and founder of AQABA Holdings, LLC, a Michigan based global search engine marketing, custom software and web development company since March 2004.  Mr. Sweis is recognized worldwide as an expert in internet marketing, search engine optimization, and related areas of Information Technology. From May 2002 to January 2004, Mr. Sweis served as Vice President of search engine optimization firm Net Generation, Inc. He is also currently serving as board member for the Company and continues to guide the Company’s long-term growth. Prior to joining UCSY, Mr. Sweis served as a member of the Board of public company World Wide Wireless Communications, a Global Wireless Internet Service Provider from May 1998 to January 2002. World Wide’s business plan involved the acquisition and build out of substantial wireless frequency spectrum in the 2.5 to 2.7 GHz band (MMDS), especially in developing countries. During his tenure with World Wide, it was able to raise in excess of $12 million dollars and acquired rights to frequency spectrum in an additional 40 locations within the United States, as well as in Peru, Argentina, India, and Thailand. In October 2000 it commenced digital broadband wireless Internet service in Lima, Peru. He has had extensive experience in management and in the product design industry. From 1986 to 1998, Mr. Sweis has been a leader and developer of high performance teams by enabling, training and motivating team members. In the recent past he has provided computer and engineering services to General Motors and Chrysler Corporation and Tier One level vendors.

Ami R. Elazari has served as a Director of the Company since August 26, 2003. He is the founder, President and CEO of Millennium Electric T.O.U. Ltd. He is a Lt. Col. (Res.) in the Israeli army and served in the IDF Intelligence special unit. Mr. Elazari is an energy and computer engineer and holds a BA in Psychology and an MBA with honors. He is the Vice Chairman of the Israel Export Institute Environmental Technology Center and the Vice Chairman of the Israel Export Institute Start-Up Company Center. Mr. Elazari is an internationally renowned energy expert on solar energy. He represents Israel in the IEA and holds a number of world patents in his name, mainly in renewable energy. Between 1990-1995 Mr. Elazari managed Amitec Energy and Computer Industries, from 1995-1999 he managed the PV division of Chromagen Solar Systems. He is a member of the Israeli Financial forum, High tech forum and has published numerous articles in his field of expertise.

During the fiscal year ended September 30, 2005 the Board of Directors of the Company did not meet.

Director Compensation

The Company has no standard arrangements pursuant to which directors of the Company are compensated for any services provided as a director.

During the fiscal year ended September 30, 2005, the following amounts were paid to the Directors for their past and future services:

Ramsey Sweis	1,600,000 common shares	$48,000
Curtis Orgill	1,600,000 common shares	$48,000
Alexander Walker, Jr.	1,600,000 common shares	$48,000
Ami Elazari	800,000 common shares	$24,000

Limitation of Liability and Indemnification Matters

Our Bylaws provide that we may indemnify any director, officer and agent or employee against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon them in connection with any proceeding in which they may become involved by reason of their being or having been a director, officer, employee or agent of our Company. Moreover, our Bylaws provide that we shall have the right to purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Insofar as indemnification may be afforded for liabilities arising under the Securities Act, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended September 30, 2005, we believe that Ramsey Sweis, Ami Elazari, Alexander Walker, Jr. and Curtis Orgill have not filed the required Form 4.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid or accrued by the Company on behalf of the Chief Executive Officer and Ami Elazari. No other executive officers of the Company have total annual salary and bonus for fiscal year 2005 which exceeded $100,000, with respect to services rendered by such persons to the Company and its subsidiaries for each of the fiscal years ended September 30, 2005, 2004 and 2003.

Name and Principal Position	Year	Salary ($)		Other Annual Compensation ($)	Long-Term Compensation Awards —Securities— Underlying Options(#)

Michael J. Zwebner (1) Chairman of the Board of Directors, CEO	2005	$240,000		-0-	-0-
	2004	$240,000	(2)	-0-	-0-
	2003	$240,000	(3)	-0-	-0-

Ami Elazari Director	2005	$ 96,000		$24,000	-0-
	2004	$ 96,000		-0-	-0-
	2003	-0-		-0-	-0-

———————

(1)

Mr. Zwebner works under a contract with Overseas Communications, Ltd.

(2)

For the fiscal year ended September 30, 2004, this amount was paid $157,000 in cash and the Company issued 85,000 shares of common stock.

(3)

For the fiscal year ended September 30, 2003, this amount was paid $80,000 in cash and the Company issued 2,574,883 shares of common stock.

AGGREGATED OPTION EXERCISES IN FISCAL 2005

AND VALUE OF OPTIONS AT SEPTEMBER 30, 2005

The following tables set forth certain information with respect to the Company’s Chief Executive Officer concerning unexercised stock options held as of September 30, 2005.

Individual Grants
	Fiscal Year Options Granted	Number of Securities Underlying Options Granted	Percent of options granted to employees from 9/30/05	Exercise Price ($/Share)	Options Exercised as of 9/30/05	Expiration Date

NONE

Aggregated Options / SAR Exercises at September 30, 2005
	Number of Securities Underlying Unexercised Options/SARS at September 30, 2005 Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/ SARS at September 30, 2005 Exercisable/Unexercisable

NONE

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 30, 2005, the number and percentage of shares of Common Stock beneficially owned (as defined in Rule 13d-3 adopted under the Exchange Act) by (a) all persons known to the Company to own beneficially more than 5% of any class of voting security of the Company, (b) each of the Company’s directors, (c) the Company’s Chief Executive Officer and (d) all directors and executive officers of the Company as a group.

Name of Named Executive Officer, Director, or Beneficial Owner	Number of Shares		Percentage Ownership	Upon Exercise of Options or Warrants
Michael J. Zwebner (3)	28,777,609	(1)	9.2%	0
Alexander Walker, Jr. (3)	2,157,000		*	0
Ramsey Sweis (3)	3,323,970		*	500,000
Curtis Orgill (3)	1,851,000		*	0
Ami R. Elazari (3)	5,780,159		1.8%
Executive Officers and Directors as a Group - 5 individuals	41,889,738		13.3%

Alpha Capital Aktiengesellschaft Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein	30,272,727	(4)	19.3%	27,272,727	(2)

Port Universal Ltd. c/o Greenwood & Company – Solicitors Premier House 13-13 Hatton Garden London W1 UK	17,764,932		5.9%

Overseas Communication Holdings, Inc. c/o Greenwood & Company – Solicitors Premier House 13-13 Hatton Garden London W1 UK	21,124,885		6.7%

———————

* Less than 1%

(1)

Includes 7,034,587 shares beneficially held by Overseas Communications Limited, 991,531 shares beneficially held by Overseas Development Holdings Limited and 5,919,635 shares beneficially held by Port Universal.

(2)

Represents shares convertible under the 8% convertible debentures due March 29, 2005, 450,000 held, but not more than 9.9% of total outstanding, as per the provision of the debentures.

(3)

The address of each such person is c/o the Company, 407 Lincoln Rd., Ste

12F, Miami Beach, FL 33139

(4)

Includes 27,272,727 shares convertible at $0.033 per share under the Series A-D 8% Cumulative Convertible Preferred Stock, dated April 19, 2004.

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

(ix)

10.17

Certificate of Designation for Series A 8% Cumulative Convertible Preferred Stock

21.1

Subsidiaries

31.1

Certification Pursuant to 18 USC Section 302 for Michael Zwebner.

31.2

Certification Pursuant to 18 USC Section 302 for Curtis Orgill.

32.1

Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002 for Michael Zwebner.

32.2

Certification Pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002 for Curtis Orgill.

———————

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

(ix)

Filed with Form 10-KSB for the period September 30, 2004.

(b)

The following Form 8-K was filed during the fourth quarter.

None

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for the audits of the Company’s annual consolidated financial statements for the fiscal year ended September 30, 2005 and for other services provided by Reuben E. Price & Co., Accountancy Corporation.

Audit Fees	$72,000
Audit-Related Fees	$38,110
Tax Fees	-0-
All Other Fees	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2006.

Universal Communication Systems, Inc.

By:	/s/ MICHAEL ZWEBNER
Michael J. Zwebner
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on January 13, 2006:

Signature	Title	Date

/s/ MICHAEL J. ZWEBNER	Director, Chief Executive Officer,	January 13, 2006
Michael J. Zwebner	and Chairman of the Board (Principal
Financial and Accounting Officer)

/s/ ALEXANDER WALKER JR.	Director and Secretary	January 13, 2006
Alexander Walker, Jr.

/s/ RAMSEY SWEIS	Director	January 13, 2006
Ramsey Sweis

/s/ CURTIS ORGILL	Director and Chief Financial Officer	January 13, 2006
Curtis Orgill

/s/ AMI R. ELAZARI	Director	January 13, 2006
Ami R. Elazari