Form 10QSB
period 2005-12-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2006-02-21
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005
                                ------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of February 14, 2006
         -----                      -----------------------------------

Common Stock, $.001 par value                    338,359,064

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

   Item 1.  Consolidated Financial Statements:

            Balance Sheet - September 30, 2005 and
            December 31, 2005                                                3

            Statement of Operations for the three months
            Ended December 31, 2005 and 2004                                 4

            Statement of Cash Flows for the three months
            Ended December 31, 2005 and 2004                                 5

            Notes to the Financial Statements
            December 31, 2005                                                7

   Item 2.  Management's Discussion and Analysis or Plan
            of Operations                                                    9

   Item 3.  Evaluation Of Disclosure Controls And Procedures                17


PART II    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               18

   Item 2.  Changes in Securities                                           21

   Item 3.  Defaults Upon Senior Securities                                 21

   Item 4.  Submission of Matters to Vote of Security Holders               21

   Item 5.  Other Information                                               21

   Item 6.  Exhibits and Reports on Form 8-K                                21

   Item 7.  Signatures                                                      22

                         Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

              Universal Communication Systems, Inc. & Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                               December 31        September 30,
                                                                  2005                2005
                                                               (unaudited)
                                                               ------------       ------------
                                     ASSETS

Current Assets:
   Cash & cash equivalents                                     $    142,097       $    313,992
   Accounts receivable, net                                         226,099            254,621
   Note and other receivable                                        142,818            139,900
   Inventory                                                        288,903            150,251
   Prepaid expenses                                                  77,867             75,209
                                                               ------------       ------------
        Total Current Assets                                        877,785            933,973
                                                               ------------       ------------
Fixed Assets:

   Furniture and equipment                                           99,366             92,341
   Less: Accumulated depreciation                                    54,221             51,675
                                                               ------------       ------------
        Total Fixed Assets, Net                                      45,145             40,666
                                                               ------------       ------------
Other Assets:

   Patents                                                          463,614            479,074
   Goodwill                                                          30,000             30,000
   Deposits                                                          43,085             27,979
                                                               ------------       ------------
       Total Other Assets                                           536,699            537,053
                                                               ------------       ------------
            Total Assets                                       $  1,459,629       $  1,511,692
                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

   Notes payable                                               $    182,398       $    218,554
   Accounts payable                                                 239,149            290,410
   Accrued expenses                                               1,161,682            870,400
   Due to related parties                                                 -             87,893
   Liabilities of discontinued operations                           946,794            946,794
                                                               ------------       ------------
       Total Current Liabilities                                  2,530,023          2,414,051
Long-term Liabilities:
    Convertible debentures                                        1,808,280          1,550,239
                                                               ------------       ------------
            Total Liabilities                                     4,338,303          3,964,290
                                                               ------------       ------------
Commitments and Contingencies                                            --                 --
                                                               ------------       ------------
Stockholders' Deficit:

   Preferred stock, par value $.001 per share,
       10,000,000 shares authorized, 90,000 shares
       Issued and outstanding                                            90                 90
   Common stock, par value $.001 per share,
       800,000,000 shares authorized, 314,242,257 and
       306,069,950 shares issued and outstanding                    314,243            306,070
   Additional paid-in capital                                    36,786,065         36,550,987
   Accumulated deficit                                          (39,885,571)       (39,216,245)
   Accounts receivable, shareholder                                 (93,500)           (93,500)
                                                               ------------       ------------
       Total Stockholders' Deficit                               (2,878,674)        (2,452,598)
                                                               ------------       ------------
             Total Liabilities and Stockholders' Deficit       $  1,459,629       $  1,511,692
                                                               ============       ============

            See notes to condensed consolidated financial statements.

              Universal Communication Systems, Inc. & Subsidiaries
                 Condensed Consolidated Statements of Operations

                                    UNAUDITED

                                                 Three Months                          Three Months
                                              Ended December 31,                    Ended December 31,
                                                    2005                                  2004
                                              ------------------                  -------------------
Revenue and other income                      $         677,904                   $          501,517
Cost of goods sold                                     (642,879)                            (332,912)
                                              ------------------                  -------------------
Gross margin                                             35,026                              168,605
                                              ------------------                  -------------------


Operating expenses

    Sales and Marketing                                  97,273                              276,258
    General and Administrative                          559,069                              721,642
                                              ------------------                  -------------------
      Total Operating Expenses                          656,342                              997,900
                                              ------------------                  -------------------

Operating loss                                         (621,316)                            (829,295)


Interest income                                           2,955                                2,918
Less: Interest expense                                  (32,817)                             (71,636)
                                              ------------------                  -------------------

    Other Expense, net                                  (29,862)                             (68,718)
                                              ------------------                  -------------------


Net Loss                                               (651,179)                            (898,014)
Dividends on preferred stock                            (18,148)                             (11,090)
                                              ------------------                  -------------------


Net Loss available to common stockholders     $        (669,327)                  $         (909,104)
                                              ==================                  ===================



Basic And Diluted Loss Per
Share                                         $          (0.002)                  $           (0.004)
                                              ==================                  ===================

Basic and Diluted Weighted
Average Shares Outstanding                          310,553,674                          205,077,089
                                              ==================                  ===================


            See notes to condensed consolidated financial statements.

             Universal Communication Systems, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows

                                    UNAUDITED

                                                                        For the             For the
                                                                     Three Months         Three Months
                                                                         Ended               Ended
                                                                       December 31,        December 31,
                                                                         2005                 2004
                                                                   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $        (651,179)   $       (909,104)
    Adjustments to reconcile net loss from operations
      to net cash used by operating activities:
       Depreciation and amortization expense                                  21,195              19,681
       Interest payable added to principal of
       debentures                                                              8,041              31,966
       Stock issued for services                                             112,250             170,000
       Stock issued for contract settlement                                        -             197,478
       Accrued interest on note receivable                                         -              (2,918)
       Loss on abandoned assets                                                1,591                   -
    Changes in operating assets and liabilities:
       Prepaid and other                                                      (2,657)             (5,619)
       Accounts receivable                                                    28,522            (159,320)
       Note receivable                                                        (2,918)                  -
       Inventory                                                            (138,652)            (12,115)
       Deposits                                                              (15,106)                  -
       Accrued expenses                                                      273,134            (148,567)
       Accounts payable                                                      (51,261)            (13,666)
       Decrease in due to related parties                                    (87,893)            (31,744)
       Other                                                                       -               4,472
                                                                   ------------------   -----------------

       Net Cash (Used) by Operating Activities                              (504,934)           (859,456)
                                                                   ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                              (11,805)             (5,605)
                                                                   ------------------   -----------------

       Net Cash (Used) by Investing Activities                               (11,805)             (5,605)
                                                                   ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds of short term notes                                             5,054                   -
      Proceeds from the sale of convertible debentures                       250,000                   -
      Repayment of notes payable                                             (41,210)                  -
      Proceeds from deposits on and payments for the
         issuance of common stock                                            131,000             269,000
      Proceeds from the issuance of preferred stock                                -             250,000
                                                                   ------------------   -----------------
       Net Cash Provided by Financing Activities                             344,844             519,000
                                                                   ------------------   -----------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (171,894)           (346,061)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                   313,992             453,134
                                                                   ------------------   -----------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                               $         142,098    $        107,073
                                                                   ==================   =================
SUPPLEMENTAL DISCLOSURES OF CASH:
       Interest paid                                               $               -    $              -
       Income taxes paid                                           $               -    $              -

             Universal Communication Systems, Inc. and Subsidiaries Condensed Consolidated Statement of Cash Flows (Continued)

                                    UNAUDITED

                                                                        For the             For the
                                                                     Three Months         Three Months
                                                                         Ended               Ended
                                                                       December 31,        December 31,
                                                                         2005                 2004
                                                                   ------------------   -----------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Interest accrued on debentures, added to
       the principal of the debentures                             $        8,041       $         31,966
       Dividends accrued on preferred stock                        $       18,148                  7,667
       Debentures converted to capital stock                       $            -       $        519,738



            See notes to condensed consolidated financial statements.

             Universal Communication Systems, Inc. and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2005.

The balance sheet at September 30, 2005 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Background

The Company is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems.

Reverse Stock Split

The Company completed a one-for-one-thousand reverse stock split on August 23, 2002. All share and per share information reflects this reverse stock split.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from those estimates.

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

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2005 and 2004, common stock equivalents have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 4 - SEGMENT INFORMATION

The Company's business segments involve the manufacturing and sale of the following:

      - Millennium: Large scale solar installations - Non USA - Solar One: Large scale solar installations - USA - Solar Style: portable solar chargers for consumer electronics - AirWater: equipment for the extraction of water from air - Corporate: management and administrative services

                                   Profit (Loss)       Depreciation
Segment             Net Sales     from Operations     & Amortization       Assets
---------------     ---------     ---------------     --------------     ----------
Millennium          $   3,567     $     (102,457)     $        9,615     $  522,167
Solar One (USA)       560,245              9,800                   -              -
Solar Style            41,128           (114,470)              1,862        189,731
AirWater               72,964            (51,329)                  -        292,160
Corporate                   -           (362,860)              9,718        455,571
                    ---------     ---------------     --------------     ----------

Total               $ 677,904     $     (621,316)     $       21,195     $1,459,629


Note 5 - BUSINESS COMBINATIONS

Atmospheric Water Technologies, Inc. became a subsidiary of Universal Communication Systems, Inc. following a settlement of litigation with Electric Gas & Technologies, Inc. in November 2004.


NOTE 6 - CONVERTIBLE SECURITIES

The Company has issued certain convertible securities, which are subject to revaluation under Emerging Issues Task Force Consensus ("EITF") 00-19. These securities are currently reflected on the Company's Statements of Condition at face value, and the calculations required by EITF 00-19 for potential revaluation have not been made. The Company is currently making those computations.

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

RISK FACTORS

We have a history of losses, and an accumulated shareholder deficit of $39,885,571. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
----------------------------------------

Our cash position at December 31, 2005 is $142,097. This is only sufficient to provide coverage for four months of operating cash needs, based on the current reporting period's negative cash flow from operations. However, our Chairman, in connection with a number of foreign corporate entities in which he holds an interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and the foreign entities is not a binding obligation; we have no assurances that this funding will continue beyond the short term.

We have been able to obtain private placement funding to finance our activities over the past few years. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization, however no assurances can be made that we will be able to find willing investors.

We do not have any major expenditures planned beyond inventory purchases for national distribution contracts in our Solar Style subsidiary. We do not anticipate the purchase or sale of plant and / or significant equipment. Our operation employs the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers.

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

BUSINESS AND ORGANIZATION

Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2003, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Currently, our activities related to the advanced wireless communications are conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We currently hold a twenty seven percent interest in Digital Way, S.A., however, due to a lack of cooperation from their management, our financial results do not include our interest in their activities. We have determined that a divestiture of our interest in Digital Way, S. A. would be appropriate as a result of the current lack of cooperation of their management. In connection with this position, we have executed an "Option to Purchase" Agreement with one of the principals of Digital Way, S.A. This agreement will expire if the buyer does not exercise the purchase rights granted by April, 2006.

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

Solar One, Inc., a Florida corporation, is a wholly owned subsidiary formed to market PV Solar panels and associated products.

Solar Style, Inc., a Florida corporation and wholly owned subsidiary, was formed in July, 2003. Solar Style manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather and plastic cases for consumer electronic products. Solar Style was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. We have transferred the intellectual property rights and technology rights from Solar Style, Ltd., (Israel) to Solar Style, Inc., (USA).

We formed AirWater Patents, Inc. to hold the acquired four patents we received under an agreement dated March 24, 2003, relating to this technology, from J. J. Reidy & Company, Inc. of Holden, Massachusetts. Under the terms of the agreement, we paid $300,000, and we were obligated to pay, for a one-year period, a monthly advance royalty payment of $10,000 per month. These advance royalty payments were completed on October 31, 2004, and thereafter a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares. The total payment under the agreement was valued at $420,000. In January 2005, we received a termination notice from J. J. Reidy & Company, Inc., the patent holders, indicating that the License Agreement that was entered into as described above, was breached. We have filed an action in the US District Court for the Southern District in Florida in response and we do not anticipate an impact on our revenue or operations from this dispute. Pending resolution of the issues, no royalty or other payments are being made.

Beginning in March 2003 we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Our plan for development of the AirWater and photovoltaic product lines calls for utilizing outside consultants and agents to assist and/or perform the manufacturing, marketing, sales and integration of our products to the end users.

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millennium acquisition, we acquired 50% of Solar Style, Ltd., an Israeli company. On April 30, 2004, we acquired the remaining 50% of Solar Style, Ltd. for 500,000 shares of common stock and warrants exercisable for two years and 1 million shares of common stock valued at a price of $0.10 per share. Solar Style, Ltd. is inactive but holds certain rights to manufacture and market solar power products. In connection with the Millennium / Solar Style acquisitions, a U. S. subsidiary, Solar Style, Inc., was formed to market solar power products and systems. The manufacturing and marketing rights as well as all intellectual property, technical know how and all associated technologies of Solar Style, Ltd in Israel have been transferred to Solar Style, Inc. in the United States.

Millennium and its president, Mr. Ami Elazari, operate in the forefront of the high technology field of solar energy, solar panels, and solar powered consumer products. Millennium and Mr. Elazari are the holders of more than 21 international patents relating to both Photo Voltaic ("PV") and solar energy systems and products.

OUR STRATEGY AND DEVELOPMENTS


We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for the AirWater and Millennium product and service offerings. Solar is targeting the North American and European consumer markets. Our sales strategy is to engage independent sales consultants, who are commission based, and thus create a more extensive marketing and networking program than that which could be achieved using an employee based sales force alone.

AirWater Corp

We are concentrating our sales and marketing efforts on making large "country sized" sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, sales consummated during 2005 have supported our methodology and accordingly we have reworked our projections based on our experience.

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

In 2005, we filled an order for 140 Air Water Machines for our Australian distributor. We received 50% of the amount of this sale in cash and the balance as a 30% equity share in the Licensee's company, AIR-WATER INTERNATIONAL PTY LTD. As of January, 2006, while we have received an acknowledgment and agreement for the share equity transaction, we have not received the share certificate. We have included $25,000 in other assets as the estimated value of the equity shares to be received. Because the transaction is not complete, none of this company's results of operations are included in the accompanying financial statements.

During the three month period ended December 31, 2005, we received an order for 340 machines for delivery to Greece. We anticipate delivery of this order in the second quarter of the 2006 fiscal year.

In May 2005, we announced that we had developed a new, exclusive energy application utilizing "wind power" technology for energy co-generation for use with AirWater machines. Recognizing the overall need for large consumption of (electrical) energy to power all our AirWater machines, and the fact that the cost of the energy is the single most inhibiting barrier to sales, we have successfully developed a new energy powering system for AirWater machines by utilizing Air Turbine Powered Electric Generators (Wind Power). These air propelled turbine systems operating in combination with AirWater machines can co-generate a substantial amount of the electrical power needed to produce water from air. We believe that this represents a new solution for AirWater machines that produce water from air, as now, as a result of our technological development, from the same air we draw the energy needed to create the water. We have filed for patent protection for this unique development.

We have developed a new concept of making ice from water that was extracted from air. This new machine, named the "AW100 Icemaker," will produce about 100 liters of water per day and corresponding amounts of ice cubes. During the three months ended December 31, 2005, we funded the preparation of the molds and finalized the manufacturing arrangements. Sample production models are expected to ship in March, 2006, with full production to commence in May 2006.

This product line is to further our unique range of AirWater products and services. We are able to position an AirWater Icemaker in a location devoid of water supplies, and produce both water from air, and ice cubes - all independently.

During the three months ended December 31, 2005, we sold Air Water machines to customers located in Australia, Oman, and India.

In November 15th, 2005 AirWater Corporation announced that an exclusive distribution agreement had been signed with WWS, a French Commercial Group. Under the agreement, they have committed to purchase and distribute a minimum $1 million in value of Air Water Machines, for France and a number of French Protectorates. We have received various orders for sample machines, and as a result of these sample shipments, we anticipate receiving the first orders from this group for a range of Air Water machines during the second quarter of our fiscal year 2006.

Air Water Fridges and Freezers Inc.

We recently formed Air Water Fridges and Freezers, Inc., a Florida corporation, to launch a new range of custom designed and developed "Water Making Fridges and Fridge/Freezers." Recognizing the demands of our customers, and reacting from feedback from the marketplace, and after more than 6 months of research, designing and product development, we have successfully built a number of "Water Making Air Water Fridges and Fridge/Freezers" for global marketing. We have developed unique systems that allow for the 4 new refrigerators and fridge/freezers to be "plug and play" home appliances, with each sized model making from 20 to 50 liters of fresh, clean, clear and pure mineralized drinking water daily. The freshly produced water, extracted from the air, is stored in a special water container, located inside, at the bottom of the refrigerator. In addition, on certain models, the freezer will be able to make ice cubes from the water which has been extracted from air and stored in the freezer within the refrigerator. With respect to this process, we have filed several patent applications. We continue to innovate with new applications for the air to water business, and feel confident that this new range of water and ice making refrigerators and fridge-freezers will continue to grow revenues globally.

Solar Style, Inc.

Solar is offering PV Solar Chargers for a wide range of products, including Laptop computers, Palms(TM), Walkmans(TM) and Discmans(TM), as well as a wide range of cellular phones. The PV Solar Chargers negate the need for consumer electronic products to be connected to the electric grid, in order to charge or recharge the appliance. Solar Style (Israel) has a manufacturing agreement with a Hong Kong firm. The products are targeted at the portable consumer electronic market.

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

In December 2005, we announced the development of a new PV Solar Power Charger, The Power Pack, which can supply and recharge electric energy to a wide variety of consumer electronic devices that have power requirements ranging from 3.5 to 24 volts. This new device can charge mobile phones, cameras, name brand electronic devices, radios, portable game systems and most importantly, laptops and notebooks; which is a revolutionary breakthrough in state-of-the-art solar technology. We have commissioned tool making and mold preparation, and we expect initial deliveries of the new "Power Pack" to occur in the second quarter of our 2006 fiscal year.

We have applied for US, Canada, European and World-Wide Patent Protection for our new Power Pack PV Solar Charger.

In December 2005, (announced in January 2006) we entered into a distribution agreement with Tech Data Canada Corporation, a wholly owned subsidiary of Tech Data Corporation for the entire range of Solar Style's product line. During the next year we fully expect to roll out all the Solar Charger products to Tech Data's 6,000 technology resellers in Canada.

Solar Style continues to invest in the development of new products and new technologies. We will roll out exciting new models of Solar Chargers all designed to compete in the lucrative consumer electronics global marketplace. These new products include a range of "combination products", such as Solar Powered Radios, Solar powered MP3 Players, and Solar powered TV's.

The company expects to announce the new product releases in the second quarter of fiscal year 2006.

Millennium Electric T.O.U. Ltd.

Millennium's strategic vision for sales is to create a group of international independent sales consultants to provide a more extensive marketing and networking program than that which could be achieved by an employee based sales force.

In October 2005, Millennium announced the first substantial new order from a customer in the US Market for Millennium Brand Solar Panels. This order has a value of $2.5 million.

Additionally, Millennium has received a contract from Pelephone Israel, the country's leading Cellular Phone company, to build and install the first PV Solar Powered Cellular relay stations. This is the first of 20 planned throughout the country to provide Photo Voltaic Solar/Electric power for cellular phones microwave relay stations along Israel Highway No 2.

Millennium has received an export order for PV Solar Energy Panels valued at $4.2 million for delivery to Canada. The order will be produced and shipped in monthly lots over the next 12 months. The contract was secured via HELIOCOL (US) (www.Heliocol.com), our national distributor for the US market. The order calls for Carmanah Tech Corp, a leading Canadian PV Solar enterprise, to purchase up to 100KW in 80 watt panels per month for twelve months, for a total $4.2 million in value over the term of the contract. The first installment on this order, in the amount of $420,000, was shipped in January, 2006.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004.

Revenues increased $176,387 from $501,517 for the three months ended December 31, 2004 compared to $677,904 for the three months ended December 31, 2005. Cost of sales for the three months ended December 31, 2004 were $332,912 or 66.4% of sales compared to $642,879 or 94.8% of sales for the three months ended December 31, 2005. The increase in cost of sales in 2005 compared to 2004 resulted from one low margin sale by Solar One, Inc., which represented 82% of revenues for the period.

Sales and Marketing expenses decreased $178,985 from $276,258 for the three months ended December 31, 2004 to $97,273 for the three months ended December 31, 2005. Sales and Marketing expenses were composed of the following items:

                                                  12/31/05      12/31/04
                                                  --------      --------
     Consultants                                  $ 71,363      $ 96,245
     Printing                                        1,800        25,780
     Sales office                                        -        98,819
     Travel                                         15,670        34,517
     Wages and Salaries                              8,440        20,897
                                                  --------      --------
        Total                                     $ 97,273      $276,258

General and Administrative expenses for the three months ended December 31, 2005 amounted to $559,069 compared to $997,900 for the three months ended December 31, 2003. General and Administrative expenses were composed of the following items:

                                                  12/31/05      12/31/04
                                                  --------      --------
     Bad Debt                                     $ 54,761      $      -
     Shareholder Communications                     14,376        20,181
     Consultants                                   146,732       220,085
     Debt retirement settlement                          -       172,478
     Depreciation and Amortization                  21,194        10,250
     Legal and Professional                        189,951        94,039
     Other expenses                                 47,565       182,279
     Rent expense                                   34,746        22,330
     Travel expense                                 49,744             -
                                                  --------      --------
        Total                                     $559,069      $721,642

Net losses for the three months ended December 31, 2005 were ($651,179), as compared with ($898,014) for the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2005 we had cash and cash equivalents of $142,097 compared with $313,992 as of September 30, 2005. This represents a cash decrease of $171,895 from the cash position at September 30, 2005. This decrease resulted primarily from cash used in operations in the amount of $504,934. We received proceeds from the sale of convertible debentures and funds received in private placements of our common stock in the amount of $381,000. Funds were used in investing activities in the amount of $11,805 for the purchase of equipment and in financing activities in the amount of $41,210 for the repayment of notes payable.

We are almost entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. As noted above, cash used in operations for the three months ended December 31, 2005 was $504,934. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed in our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

During the three months ended December 31, 2005, we received equity investments of $131,000. These investments were in the form of issuance of our common stock in various private placements and advance payments on private placements. These proceeds were used to fund our operating deficit and equipment purchases.

While management builds the AirWater and photovoltaic businesses, current operating cash is being provided by the sale of common stock under private placements. There was a working capital deficit at December 31, 2005 in the amount of $1,652,238. Management is attempting to reduce this deficit through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern.

We do not have any off-balance sheet arrangements.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer, Mr. Michael J. Zwebner and Chief Financial Officer, Mr. Curtis Orgill, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005 (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our reports filed or furnished under the Exchange Act are recorded, processed, summarized and reported, within the periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LYCOS Inc.

In June 2004, we filed a lawsuit in the United States District Court, Southern District of Florida, against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal and unauthorized use of the company's commercial name and logo. The defendants filed various motions to remove the cases out of Florida to Massachusetts, which the Florida courts agreed to. As of August 9, 2005, the litigation has now been moved to Boston Massachusetts where a federal judge has been appointed to this case for further consideration and trial. In recent hearings, the federal judge has dismissed the case against LYCOS Inc, citing the Communications Act as reasons for immunity from legal actions, but has allowed for the case to proceed against the various John Does, the other defendants in the case. The company is proceeding accordingly.

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

The defendants are fighting jurisdiction, and the case is still pending in the court. There has been no substantive progress in this case.

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

J.J. Reidy & Company Inc.

In January 2005, we received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders allegedly terminating the License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case # 05-20650-CIV-Jordan/Klein), seeking Declaratory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston, Massachusetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We filed motions with the Boston court contesting jurisdiction. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to J.J. Reidy & Company, Inc. By recent court ruling, all discovery had been stayed pending the courts ruling in relation to jurisdiction. The Boston court recently ruled that it had jurisdiction over the case. The matter is now continuing in Boston.

James Coughlin

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias "IrishJim44," for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the company and the chairman Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. The company is appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida and therefore the court should reverse its decision. The Florida court denied the request for further consideration. We re-filed the lawsuit in the federal court of San Diego California. The court after hearing motions to dismiss for lack of jurisdiction and lateness of filing, ruled to dismiss the case. We filed an appeal, and the matter is currently sub-judice in the federal appeals court. In January 2006, the court citing a ruling pursuant to the SLAAP statutes and laws, awarded the defendants attorneys their claimed costs in this case in the amount of $39,000. The matter is currently subject to appeal.

OTHER INTERNET DEFENDANTS

We had earlier filed a lawsuit against 2 Internet posters in state court in Miami Florida claiming the defendants' use of tortious speech to interfere with the Company's business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, we obtained a default order and subsequently a default judgment. During this reporting period, one of the defendants appeared in court by phone, and subjected himself to the court's jurisdiction. He then filed several motions both to dismiss and to vacate the default judgment and also filed to cancel the permanent injunction. These motions were denied by the court, but the Permanent Injunction was altered to be a Temporary Injunction, pending further resolution of the case. During the proceedings, LYCOS INC filed a motion to insert themselves into the case as an Intervenor. This was allowed by the Judge. Further motions by LYCOS to attempt to dismiss both the case and to vacate the injunction were denied by the court. Numerous motions and countermotions have been filed and heard, and the injunction against the defendants remains in place. Depositions and discovery are continuing. As of December 2005, the matter continues in court.

WEBSKY

On January 9th 2006, we announced our intention for the filing of a lawsuit against WEBSKY, Inc., founded and run by Douglas Haffer of San Francisco, California. The lawsuit alleges Fraud, Tortuous Interference with Business Relationships & Prospective Business Advantage, Restraint of Trade, and Theft of Corporate Property. The claims as outlined in the lawsuit total $40 million. The matter was settled in connection with the Haffer actions described below.

HAFFER

In June 2005, we were served with a law suit filed in San Francisco state court claiming $77,000 in back pay due to Douglas Haffer, the previous President of the company. We have defended the action and issued and filed certain counter-claims. In a San Mateo court hearing on January 30th 2006, the company settled the matter with Mr. Haffer. The final terms of the settlement, though agreed and entered into court, are still sub-judice, with the final closing of the case to be ratified in court in March 2006. In the opinion of management, the resolution of this lawsuit is not expected to have a material effect on the Company's financial position, results of operations, or cash flow.

AQUAIR Inc.

The company filed suit in Superior Court of the State of California, Orange County, against RG GLOBALLIFESTYLES, INC. AQUAIR INC, and LOU KNICKERBOCKER, an individual, all of Irvine, California. The lawsuit as filed is for defamation, intentional interference with prospective economic advantage, and false advertising. We are seeking damages in excess of $10 million. As of December 2005, this matter is in discovery stages of the litigation. As of February 2006, after a court appearance, we have agreed to amend the complaint. The matter continues.

World Wide Water LLC

In February 2006, the company was notified about a complaint by World Wide Water LLC, of Los Angeles CA, claiming breach of contract and patent infringement allegations. In 2003, the company and World Wide Water LLC recognizing each others Patents, had entered into a non-compete and mutual collaboration agreement, with a specific clause restraining both parties from suing each other. The company has not yet responded or acknowledged the complaint.

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

On October 21, 2005, we issued 1,500,000 shares of common stock under private placement subscriptions at $0.020 per share. These securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

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

Date:  February 21, 2006        UNIVERSAL COMMUNICATION SYSTEMS, INC.


                                /s/ MICHAEL J. ZWEBNER
                                ----------------------------
                                 Michael J. Zwebner
                                 Chief Executive Officer,
                                 Chairman of the Board