Form 10QSB
period 2006-03-31
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2006-05-22
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number:  000-30405

Universal Communication Systems, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	4812	860887822
(State or jurisdiction	(Primary Standard Industrial	(IRS Employer
of incorporation	Identification No.)	Classification
or organization)		Code No.)

MICHAEL J. ZWEBNER

407 Lincoln Rd, Suite 12F

Miami Beach, FL 33139

(Address of principal executive offices)

(305) 672-6344

(Issuer's telephone number)

(Issuer's former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Class                      Outstanding as of May 1, 2006

Common Stock, $.001 par value                    353,996,256

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION Page
----

Item 1. Consolidated Financial Statements:

Balance Sheet – March 31, 2006 and
September 30, 2005 3

Statement of Operations for the Three Months
Ended March 31, 2006 and 2005 4

Statement of Cash Flows for the Three Months
Ended March 31, 2006 and 2005 5

Notes to the Financial Statements
March 31, 2006 7

Item 2. Management's Discussion and Analysis or Plan
of Operations 11

Item 3. Evaluation of Disclosure Controls and Procedures 23

PART II OTHER INFORMATION

Item 1. Legal Proceedings 24

Item 2. Changes in Securities 28

Item 3. Defaults upon Senior Securities 29

Item 4. Submission of Matters to Vote of Security Holders 29

Item 5. Other Information 30

Item 6. Exhibits 30

Signatures 31

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Universal Communication Systems, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

March 31 September 30,
2006 2005
(unaudited)
------------ ------------
ASSETS
Current Assets:
Cash & cash equivalents $ 569,165 $ 197,677
Marketable securities 216,000 --
Accounts receivable, net 251,283 217,007
Note and accrued interest receivable 145,736 139,900
Inventory 638,349 122,464
Prepaid expenses 23,584 55,499
Current assets held for sale 440,761 454,819
------------ ------------
Total Current Assets 2,284,878 1,187,366
------------ ------------
Fixed Assets:
Furniture and equipment 113,009 71,151
Less: Accumulated depreciation 48,950 43,814
------------ ------------
Total Fixed Assets, Net 64,058 27,337
------------ ------------
Other Assets:
Patents 223,090 239,010
Goodwill 30,000 30,000
Deposits 34,449 27,979
------------ ------------
Total Other Assets 287,539 296,989
------------ ------------
Total Assets $ 2,636,475 $ 1,511,692
============ ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable $ 389,319 $ 268,589
Accrued expenses 508,798 353,769
Due to related parties 194,675 54,609
Liabilities of discontinued operations 946,794 946,794
Current liabilities of operations held for sale 1,027,397 790,290
------------ ------------
Total Current Liabilities 3,066,983 2,414,051
Long-term Liabilities:
Convertible debentures 3,090,557 1,550,239
------------ ------------
Total Liabilities 6,157,540 3,964,290
------------ ------------
Commitments and Contingencies -- --
------------ ------------
Stockholders' Deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, 85,000 and 90,000 shares
issued and outstanding 85 90
Common stock, par value $.001 per share,
800,000,000 shares authorized, 349,266,732 and 306,069,950
shares issued and outstanding 349,267 306,070
Additional paid-in capital 37,202,390 36,550,987
Accumulated deficit (40,979,307) (39,216,245)
Accounts receivable, shareholder (93,500) (93,500)
------------ ------------
Total Stockholders' Deficit (3,521,065) (2,452,598)
------------ ------------
Total Liabilities and Stockholders' Deficit $ 2,636,475 $ 1,511,692
============ ============

See notes to condensed consolidated financial statements.

Universal Communication Systems, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

UNAUDITED

Three Months Ended March 31, Six Months Ended March 31,
---------------------------- --------------------------
2006 2005 2006 2005
---------- -------- ---------- ---------
Revenue and other income $ 62,468 $ 128,400 $ 736,805 $ 489,897
Cost of goods sold (39,473) (303,961) (681,665) (489,762)
---------- --------- --------- ---------
Gross profit 22,995 (175,560) 55,140 135

Operating expenses
Sales and marketing 78,847 (83,824) 155,232 116,189
Research and development 27,906 -- 27,906 --
General and administrative 791,755 843,540 1,239,015 1,398,159
---------- --------- --------- ---------
Operating loss (875,513) (935,276) (1,367,013) (1,514,348)

Interest Income 4,088 3,434 7,006 12,187
Interest expense (53,768) (108,816) (81,343) (209,645)
---------- --------- --------- ---------

Loss from continuing operations $(925,193) $(1,040,658) $(1,441,350) $(1,711,671)
Loss from discontinued operations (149,356) (131,800) (284,378) (369,890)
---------- --------- --------- ---------

Net loss $(1,074,549) $(1,172,458) $(1,725,728) $(2,081,561)
========== ========= ========= =========

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations $ (0.00) $ (0.00) $ (0.01) $ (0.01)
Loss from discontinued operations (0.00) (0.00) (0.00) (0.00)
-------- -------- ------- -------
Net(loss) per common share –
Basic and diluted (0.00) (0.00) (0.01) (0.01)
======== ======== ======= =======

Number of shares used in
computing basic and diluted
loss per share 334,729,432 250,605,425 321,886,192 226,838,858
=========== =========== =========== ===========

See notes to condensed consolidated financial statements.

Universal Communication Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

UNAUDITED

For the For the
Six Months Six Months
Ended Ended
March 31, March 31,
2006 2005
------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss $ (1,725,728) $ (2,081,561)
Loss from discontinued operations (284,378) (369,890)
--------- ---------
Loss from continuing operations (1,441,350) (1,711,671)
Adjustments to reconcile net loss from operations
to net cash used by operating activities:
Depreciation and amortization expense 24,245 36,651
Interest payable added to principal of
debentures 15,405 25,236
Stock issued for services 313,840 385,600
Stock issued for contract settlement -- 197,478
Stock issued in payment of interest -- 300,000
Accrued interest on note receivable (5,836) (5,835)
Amortized discount on convertible debentures 10,668 --
Gain on settlement with former officer (171,000) --
Loss on abandoned assets 1,591 --
Changes in operating assets and liabilities:
Prepaid and other 31,916 (1,596)
Accounts receivable (34,276) (78,322)
Inventory (515,885) (191,477)
Deposits (6,469) (45,760)
Accounts payable and accrued expenses 203,137 (165,861)
------------------ -----------------
Cash (used) by operating activities in continuing operations (1,574,013) (1,255,557)
Cash provided (used) by operating activities in
discontinued operations 85,617 (304,256)
------------------ -----------------
Cash (used) by operating activities (1,488,396) (1,559,813)
------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets (46,638) (6,078)
Purchase of investment on settlement with former officer (45,000) --
------------------ -----------------
Cash (used) by investing activities in continuing operations (91,638) (6,078)
Cash (used) by investing activities in discontinued operations (87,521) (3,212)
------------------ -----------------
Cash (used) by investing activities (179,159) (9,290)
------------------ -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short term notes 5,054 --
Proceeds on the sale of convertible debentures 1,650,000 --
Proceeds from the issuance of common stock 245,000 469,000
Proceeds from the issuance of preferred stock -- 600,000
Increase (decrease) in due to related parties 140,066 (143,249)
Repayment of notes payable (2,981) --
------------------ -----------------
Cash provided by financing activities in continuing operations 2,037,139 925,751
Cash provided (used) by financing activities in
discontinued operations (16,452) 460,822
------------------ -----------------
Cash provided by financing activities 2,020,687 1,386,573
------------------ -----------------

Universal Communication Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows – Continued

UNAUDITED

For the For the
Six Months Six Months
Ended Ended
March 31, March 31,
2006 2005
------------------ -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 353,232 (182,530)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 313,992 453,134
------------------ -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD 667,124 270,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD IN
DISCONTINUED OPERATIONS 97,959 232,186
------------------ -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD
IN CONTINUING OPERATIONS $ 569,165 $ 34,418
================== =================

SUPPLEMENTAL DISCLOSURES OF CASH:
Interest paid $ -- $ --
Income taxes paid $ -- $ --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on debentures, added to the principal of
the debentures $ 15,405 $ 25,236
Interest accrued on the note receivable, added to the
principal of the note receivable $ 5,836 $ 5,835
Dividends accrued on preferred stock $ 37,334 $ 17,074
Debentures converted to capital stock $ 135,755 $ 1,119,738
Preferred class B stock converted to common $ 50,000 $ --
Investment obtained through settlement with former officer $ 216,000 $ --

See notes to condensed consolidated financial statements.

Universal Communication Systems, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General and Summary of Business and Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements included in this Form 10-QSB. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended September 30, 2005, as filed with the Form 10-KSB.

The balance sheet at September 30, 2005 has been derived from audited financial statements, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Because of the agreement to sell the Millennium subsidiary, described in more detail in Note 7 below, the assets, liabilities, and results of operations of Millennium are consolidated in the statements of condition and operations, but are separately stated as current assets and current liabilities held for sale, and loss from discontinued operations.  All prior periods have been similarly restated, as required by the Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Background

The Company is currently focusing its operations on the design, manufacture and sale of water production and generation systems along with solar power systems.

Estimates

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

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents of approximately 400 million shares have been excluded from the aforementioned computations as their effect would be anti-dilutive.

NOTE 4 – SEGMENT INFORMATION

The Company’s business segments involve the manufacturing and sale of the products of the following:

      - Solar One: large scale solar installations – USA

      - Solar Style: portable solar chargers for consumer electronics

      - AirWater: equipment for the extraction of water from air

      - Corporate: management and administrative services

      - Millennium: large scale solar installations – Non USA (Discontinued operations)

For the six months ended March 31, 2006:

                                   Income (Loss)       Depreciation

Segment             Net Sales     from Operations     & Amortization       Assets

---------------     ---------     ---------------     --------------     ----------

Continuing Operations:

Solar One (USA)     $ 560,245     $        9,800      $           --     $       --

Solar Style            59,325           (316,703)              4,420        630,119

AirWater              117,235             (9,245)                 --        385,995

Corporate                  --         (1,125,202)             19,825      1,179,600

                    ---------     ---------------     --------------     ----------

Total Continuing

   Operations         736,805         (1,441,350)             24,245      2,195,714

Discontinued Operations:

Millennium             10,159           (284,378)              3,232        440,761

                    ---------     ---------------     --------------     ----------

Total               $ 746,964     $   (1,725,728)     $       27,477     $2,636,475

For the three months ended March 31, 2006

                                   Income (Loss)       Depreciation

Segment             Net Sales     from Operations     & Amortization       Assets

---------------     ---------     ---------------     --------------     ----------

Continuing Operations:

Solar One (USA)            --                 --                  --             --

Solar Style            18,197           (202,233)              1,863        630,119

AirWater               44,271             42,084                  --        385,995

Corporate                  --           (715,364)             17,217      1,179,600

                    ---------     ---------------     --------------     ----------

Total Continuing

   Operations          62,468           (925,193)             19,080      2,195,714

Discontinued Operations:

Millennium              6,592           (149,356)              2,115        440,761

                    ---------     ---------------     --------------     ----------

Total               $  69,060     $   (1,074,549)     $       21,195     $2,636,475

NOTE 5 – RELATED PARTIES

As part of the Millennium sale, described elsewhere, Millennium’s founder and president, Ami Elizari, has resigned from the Company’s Board of Directors.

NOTE 6 – CONVERTIBLE SECURITIES

On February 27, 2006, the Company issued Secured Convertible Promissory Notes (“Notes”) in the principal amount of $1,506,025, together with 75,301,250 Class A Warrants and 75,301,250 Class B Warrants, for an aggregate purchase price of $1,250,000 in cash, of which $133,000 was paid for transactional fees.  The Notes bear interest at the rate of 9% per annum, with principal and interest payable monthly, beginning August 2006.  These payments may be made in cash, or by the conversion of the amounts due in the Company’s common stock, at a conversion rate which is the lesser of $0.01 per share, or 85% of the average closing bid prices for the preceding 5 trading days, at the discretion of the borrower.  The Notes are guaranteed by the Company’s subsidiaries, are secured by essentially all of the assets of the Company and its’ subsidiaries, and mature in February 2008.

The Class A Warrants allow the holder to purchase a share of the Company’s common stock at a per-share price of $0.02 per share, for a period of 4 years.  The Class B Warrants allow the holder to purchase a share of the Company’s common stock at a per-share price of $0.015 per share, for a period of 180 days.

The Company has issued certain convertible securities, including the ones described above, which are subject to revaluation under Emerging Issues Task Force Consensus (“EITF”) 00-19.  The Company has determined that these are equity securities, as defined by EITF 00-19, and they are currently reflected on the Company’s Statements of Condition at face value.

NOTE 7 – CURRENT ASSETS & LIABILITIES HELD FOR SALE AND DISCONTINUED COMPONENT

In March, 2006, the Company commenced negotiations to sell its wholly owned Israeli subsidiary, Millennium Electric, and all assets related to the large-scale photo-voltaic solar power installation business, to a buyers group led by the former Millennium Owner and former Company Board Member, Ami Elazari.  The final agreement will transfer Millennium to this buyers group for a currently estimated sales price of approximately

$750,000.  This price is comprised of $300,000 in cash, $100,000 in the form of 4.4 million shares of the Company’s common stock, and $350,000 in the form of a non-exclusive worldwide license to exploit Millennium’s patents, for a period of nine years.  As of the date of this filing, the transaction is still pending.

Because of the above referenced sale of Millennium Electric, the assets, liabilities, and net loss of Millennium’s operations are not consolidated in the statements of condition and operations, but are separately stated as Assets Held for Sale, Liabilities Held for Sale, and Loss from Operations of Discontinued Component in compliance with the requirements of SFAS 144. The resulting gain or loss on this transaction will be recorded, appropriately, when this transaction is consummated.

Intercompany debt was excluded from the Assets and Liabilities Held for Sale, in as much as it is anticipated that the intercompany debt will be forgiven before the transaction is consummated.

NOTE 8 – MARKETABLE SECURITIES

Marketable securities are represented by the value of securities received in a legal settlement.  The securities consist of six million shares of WebSky, Inc. and are valued by the Company at the market value of the securities on the date the Company received the securities.

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

RISK FACTORS

We have a history of losses, and an accumulated deficit of $40,979,307. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

We will require additional capital in the short term to remain a going concern.

We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the Air - Water and photovoltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2005 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements, we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. Although one of our subsidiaries has a bank account overdraft facility, we do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We are currently focusing our operations on the sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market, and that the market will respond to our product line.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Our cash position at March 31, 2006 from continuing operations is $569,165. We believe this is sufficient to provide coverage for approximately two months of operating cash needs, based on the current reporting period's negative cash flow from operations and current outstanding obligations. In addition, our Chairman, in connection with a number of foreign corporate entities in which he holds an interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs, which we anticipate to occur by year end. This agreement by our Chairman and the foreign entities is not a binding obligation; however, we have no assurances that this funding will continue beyond the short term.

We have been able to obtain private placement funding to finance our activities over the past few years. In addition, as described later, we have completed a private placement with several accredited institutional investors for a purchase of 6% secured convertible promissory notes in the aggregate totaling $2,500,000. Of that placement, $1,250,000 has been purchased by the investors and we anticipate closing on the balance in the next quarter.  We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization; however, no assurances can be made that we will be able to continue to find willing investors.

We do not have any major expenditures planned beyond inventory purchases for national distribution contracts in our Solar Style subsidiary. We do not anticipate the purchase of plant and / or significant equipment. Our operation employs the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or Photovoltaic installations, through deposits and advances from customers.

We do not anticipate any significant changes in the number of employees in the near term for our existing operations.

To fund existing contracts and several potential sizeable contracts in the sales process, we may need to raise additional equity or arrange for financing vehicles to fund those contracts. Any equity raised could result in dilution of existing shareholders. Additionally, we are uncertain as to the availability of sufficient financing on acceptable terms.

BUSINESS AND ORGANIZATION

Universal Communication Systems, Inc. (collectively the "Company", "us" or "we"), prior to 2003, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Until recently, our activities related to the advanced wireless communications were conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We held a twenty seven percent interest in Digital Way, S.A.; however, due to a lack of cooperation from their management, our financial results did not include our interest in their activities. Subsequent to March 31, 2006, we disposed of this interest in connection with a settlement with a former officer, as described below in the regarding the Haffer legal settlement.

We currently have three channels of activity, each conducted by a wholly owned subsidiary. AirWater Corporation ("AirWater"), a Florida corporation, formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air. Millennium Electric T.O.U. Ltd., ("Millennium") an Israeli company, acquired September, 2003, specializes in the development and installation of solar power systems worldwide, primarily to government and industrial users. Subsequent to March 31, 2006, we entered into an agreement to transfer our interest in Millennium to Millennium’s president and a former director of the company, Mr. Elazari. The terms of the agreement are more fully explained later.

Solar One, Inc., a Florida corporation, is a wholly owned subsidiary formed to market PV Solar panels and associated products. We have made plans and announced the intention to open a marketing office in Los Angeles, California.

Solar Style, Inc., a Florida corporation and wholly owned subsidiary, was formed in July, 2003. Solar Style manufactures (subcontracted to third parties) and markets portable photovoltaic cells in leather and plastic cases for consumer electronic products. Solar Style was formed to source the manufacturing and to market the product line of photovoltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. We have transferred the intellectual property rights and technology rights from Solar Style, Ltd. (Israel), to Solar Style, Inc. (USA).

We formed AirWater Patents, Inc. to hold the acquired four patents we received under an agreement dated March 24, 2003, relating to this technology, from J. J. Reidy & Company, Inc. of Holden, Massachusetts. Under the terms of the agreement, we paid $300,000, and we were obligated to pay, for a one-year period, a monthly advance royalty payment of $10,000 per month. These advance royalty payments were completed on October 31, 2004, and thereafter a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares. The total payment under the agreement was valued at $420,000. In January 2005, we received a termination notice from J. J. Reidy & Company, Inc., the patent holders, indicating that the License Agreement that was entered into as described above, was breached. We have filed an action in the US District Court for the Southern District in Florida in response and we do not anticipate an impact on our revenue or operations from this dispute. Pending resolution of the issues, no royalty or other payments are being made. The case has been transferred to federal court in Boston, MA., and subsequent to March 31, 2006, we have agreed and consented to submit these issues to arbitration.

Beginning in March 2003, we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include, product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Our plan for development of the AirWater and photovoltaic product lines calls for utilizing outside consultants and agents to assist and/or perform the manufacturing, marketing, sales and integration of our products to the end users.

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millennium acquisition, we acquired 50% of Solar Style, Ltd., an Israeli company. On April 30, 2004, we acquired the remaining 50% of Solar Style, Ltd. for 500,000 shares of common stock and warrants exercisable for two years and 1 million shares of common stock valued at a price of $0.10 per share. Solar Style, Ltd. is inactive but holds certain rights to manufacture and market solar power products. In connection with the Millennium / Solar Style acquisitions, a U. S. subsidiary, Solar Style, Inc., was formed to market solar power products and systems. The manufacturing and marketing rights, as well as all intellectual property, technical know how, and all associated technologies of Solar Style, Ltd in Israel, have been transferred to Solar Style, Inc. in the United States.

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

AirWater Corp

We are concentrating our sales and marketing efforts on making large “country sized” sales to governments, federal and local authorities, as well as to international aid agencies. We recognize that because of the complexity of the product, the sales cycle of the AirWater products and systems are somewhat longer than was previously projected. However, sales consummated during 2005 have supported our methodology, and accordingly, we have reworked our projections based on our experience.

Since March of 2003, we have worked to design, research and develop, as well as source the manufacture of our AirWater machines. We have successfully sourced the manufacturing of our machines. In 2005, we have embarked on a worldwide sales and marketing program, focusing on the markets listed above.

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

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. Our subsidiary, Millennium, has designed the system to fulfill this technological need of providing Photo Voltaic (PV) Electric Energy to provide the necessary power to the air water units. Because of the impending sale of Millennium Electric, Solar One, Inc., the wholly owned subsidiary, will fulfill this technological need in the future, together with other available international resources.

In 2005, we filled an order for 129 Air Water Machines for our Australian distributor. We received 50% of the amount of this sale in cash and the balance as a 30% equity share in the Licensee’s company, AIR-WATER INTERNATIONAL PTY LTD. As of May, 2006, while we have received an acknowledgment and agreement for the share equity transaction, we have not received the share certificate. We have included $25,000 in other assets as the estimated value of the equity shares to be received. Because the transaction is not complete, none of this company’s results of operations are included in the accompanying financial statements.

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

We have developed a new concept of making ice from water that was extracted from air. This new machine, named the “AW100 Icemaker,” will produce about 100 liters of water per day and corresponding amounts of ice cubes. During the three months ended December 31, 2005, we funded the preparation of the molds and finalized the manufacturing arrangements. Sample production models were shipped in April, 2006, with full production commencing in May, 2006.

This product line is to further our unique range of AirWater products and services. Utilizing PV solar power, we are able to position an AirWater Icemaker in a location devoid of water supplies, and produce both water from air, and ice cubes – all independently.

On November 15th, 2005, AirWater Corporation announced that an exclusive distribution agreement had been signed with WWS, a French Commercial Group. Under the agreement, they have committed to purchase and distribute a minimum $1 million in value of Air Water Machines for France, and a number of French Protectorates. We have received various orders for sample machines, and as a result of these sample shipments, we are receiving the first orders from this group for a range of Air Water machines. Production is under way and we anticipate shipping these orders in the third and fourth quarter of our fiscal year.

Air Water Fridges and Freezers Inc.

We recently formed Air Water Fridges and Freezers, Inc., a Florida corporation, to launch a new range of custom designed and developed “Water Making Fridges and Fridge/Freezers.” Recognizing the demands of our customers, and reacting from feedback from the marketplace, and after more than 6 months of research, designing and product development, we have successfully built a number of “Water Making Air Water Fridges and Fridge/Freezers” for global marketing. We have developed unique systems that allow for the 4 new refrigerators and fridge/freezers to be “plug and play” home appliances, with each sized model making from 20 to 50 liters of fresh, clean, clear and pure mineralized drinking water daily. The freshly produced water, extracted from the air, is stored in a special water container, located inside, at the bottom of the refrigerator. In addition, on certain models, the freezer will be able to make ice cubes from the water which has been extracted from air and stored in the freezer within the refrigerator. With respect to this process, we have filed several patent applications. We continue to innovate with new applications for the air to water business, and feel confident that this new range of water and ice making refrigerators and fridge-freezers will continue to grow revenues globally.

THE WORLD'S FIRST WATER-MAKING REFRIGERATOR

Magique™
FRIDGES & FREEZERS

World Leaders in Water From Air Technology.
Patented Technology and Systems.

Thirty - fifty liters of drinking water daily.

Crystal-clear drinking water from your fridge, no pipes, no connections, no kidding! Just plug and play.

Imagine not having to purchase clean drinkable water and ice. Magique™ Fridge/Freezers pays for itself and produces up to 35-50 liters of drinking water daily.

"Magique" a range of unique Air Water Fridges & Freezers. MAKES Water from Air, no plumbing, no connections, no kidding! Jjust plug and play. The water is then stored inside the fridge and available for drinking via the on-board dispenser.

It's about life®™
solar energy I water resource

Ask your local dealer for a brochure and details of our Special Buy Now Terms.

Magique Special Buy-Now Terms...
Delivered directly to your home, for a low down-payment of only $99.00.

Once you switch on the AW Fridge/Freezer, you will forever and constantly get liters of the cleanest, clearest, purest and coolest drinking water ever tasted, and all made from the Air. The Fridge/Freezer water is fully filtered, mineralized, UV treated, and monitored by our computerized system that produces the best quality water - guaranteed.

air≈water
Magique 132

WATER NOW

air≈water
UCSY GROUP COMPANY

Air Water Fridges & Freezers Inc.
407 Lincoln Road, Suite 12F, Miami Beach FL 33140 USA | Tel: 305 672 6344 | Fax: 305 672 1965 | Email: info@awfridgefreezers.com

Following the quarter ended March 31, 2006, our manufacturer completed the production of the molds and specialized parts to begin producing the Air Water Fridges and Freezers for commercial sale. We shipped the first two models to Mumbai India for showcasing at the first Air Water International Conference, held April 30 through May 2, 2006. These units were displayed and demonstrated for the press and interested buyers. We expect to ship full production models beginning in June, 2006.

Solar Style, Inc.

Solar is offering PV Solar Chargers for a wide range of products, including Laptop computers, Palms™, Walkmans™ and Discmans™, as well as a wide range of cellular phones. The PV Solar Chargers negate the need for consumer electronic products to be connected to the electric grid, in order to charge or recharge the appliance. Solar Style (Israel) has a manufacturing agreement with a Hong Kong firm. The products are targeted at the portable consumer electronic market.

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

SOLAR
SOLARSTYLE
SC003 - Oval
SC004 - Power Bar
SC006 - Sure Power
SC007 - Easy Power
SC002 - Portable
SC001 - Pocket Size
USE WITH ELECTRONIC DIGITAL DEVICES.
RANGING FROM 3.5 TO 24 VOLTS.
SOLAR CHARGERS
EARTH FRIENDLY POWERING PRODUCTS
Innovative green products, where the environment, the consumer and your sales win. Everyone wins! Continued innovation drives exciting new product releases. Don't miss out on your opportunity to make your competitors green with envy. Go Green with Solar Style... Now you've got the power.
Solar Powered Insect Zappers
SC008
SC009
SC010
SC011
SC016 - Ass't'd Connectors
SC015 - Car Adapter
SC014 - AC Adapter
Accessories
SC012 & 013 - AAA, AA Rechargeable Batteries
SC005 - Power Pack
3.5 - 24 volts of power.
power pack
SC017 - SolaRola
SC018 - SolaRadio
Visit us on the web.
go solarstyle.com

In December 2005, we announced the development of a new PV Solar Power Charger, The Power Pack, which can supply and recharge electric energy to a wide variety of consumer electronic devices that have power requirements ranging from 3.5 to 24 volts. This new device can charge mobile phones, cameras, name brand electronic devices, radios, portable game systems and most importantly, laptops and notebooks.  This represents a revolutionary breakthrough in state-of-the-art solar technology.  We have commissioned tool making and mold preparation, and we expect initial deliveries of the new "Power Pack" to occur in the third quarter of our 2006 fiscal year.

SOLAR CHARGERS™
Freedom. Yep... we know the feeling.
Up to 24 Volts of Mobile Power.
Enjoy the freedom.
NOW, YOU'VE GOT THE POWER!
SOLAR
SOLARSTYLE™

We have applied for US, Canada, European and World-Wide Patent Protection for our new Power Pack PV Solar Charger.

During this quarter we have researched and developed a number of new solar powered products, including the solar powered radios, solar powered MP3 players, and solar powered televisions. Based on our testing and production schedules and working with our manufacturing agents, we anticipate releasing these new products in June, 2006.

SOLAR
SOLARSTYLE™

www.solarstyleinc.com

# SOLAR™ BUGLIGHT

battery + on board

POWERON™ technology

**Elevated Ground Stake Hanger Included**

**SC009**

In December 2005 (announced in January 2006), we entered into a distribution agreement with Tech Data Canada Corporation, a wholly owned subsidiary of Tech Data Corporation for the entire range of Solar Style’s product line. During the next year we fully expect to roll out all the Solar Charger products to Tech Data's 6,000 technology resellers in Canada. We have received the first order during this quarter and at March 31, 2006, the goods were into production at the factory.

On March 2, 2006, we announced the formation of a joint venture and the execution of a marketing agreement with an established firm in Guangzhou, China. We plan to utilize this relationship to market and sell our entire range of Solar Style products into mainland China. We anticipate opening an office in Guangzhou in June, 2006.

Millennium Electric T.O.U. Ltd.

As described elsewhere, the Company is in the process of selling its wholly-owned subsidiary Millennium Electric, while retaining a non-exclusive worldwide license to market Millennium’s technology.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005.

Revenues increased $246,908 from $489,897 for the six months ended March 31, 2005 compared to $736,805 for the six months ended March 31, 2006. Cost of sales for the six months ended March 31, 2005 were $489,763 or 99.9% of sales compared to $681,665 or 92.5% of sales for the six months ended March 31, 2006. The high cost of sales in 2006 and 2005 resulted from low margin sales, due to the Company’s attempts to develop market share, and the lack of anticipated economies of production.

Sales and Marketing expenses increased $39,043 from $116,189 for the six months ended March 31, 2005 to $155,232 for the six months ended March 31, 2006, in part due to the expansion of the Company’s sales activities. Sales and Marketing expenses were composed of the following items:

                                                  03/31/06      03/31/05

                                                  --------      --------

     Consultants                                  $ 92,734      $ 90,818

     Sales office                                   62,498           628

     Travel                                             --        12,943

     Commissions                                        --        11,800

                                                  --------      --------

        Total                                     $155,232      $116,189

                                                  ========      ========

General and Administrative expenses for the six months ended March 31, 2006 amounted to $1,265,079 compared to $1,398,159 for the six months ended March 31, 2005.  The most significant differences result from the pursuit and settlement of various legal actions.  General and Administrative expenses were composed of the following items:

                                                  03/31/06      03/31/05

                                                  --------      --------

     Salaries                                   $   88,770    $   35,362

     Bad debt                                           --        88,414

     Shareholder communications                     26,269        69,227

     Consultants                                   378,675       464,105

     Debt retirement settlement                         --       172,478

     Depreciation and amortization                  24,245        35,704

     Legal and professional                        419,212       251,098

     Other expenses                                 40,561       101,745

     Rent expense                                   56,280        53,724

     Travel expense                                205,744       126,302

                                                  --------      --------

        Total                                   $1,239,015    $1,398,159

                                                 =========     =========

Net losses for the six months ended March 31, 2006 were ($1,725,728), as compared with ($2,081,561) for the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006 we had cash and cash equivalents of $569,165 compared with $197,667 as of September 30, 2005. This represents a cash increase of $371,498 from the cash position at September 30, 2005. This increase resulted primarily from the excess of net cash provided by investing and financing activities over the $1,488,396 net cash used by operating activities.  We received proceeds from the sale of convertible debentures and funds received in private placements of our common stock in the amount of $1,895,000. Funds were used in investing activities in the amount of $46,638 for the purchase of equipment and in financing activities in the amount of $2,981 for the repayment of notes payable.

We are almost entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. As noted above, cash used in operations for the six months ended March 31, 2006 was $1,488,396. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed in our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

During the six months ended March 31, 2006, we received debt and equity investments of $1,895,000. These investments were in the form of issuance of our common stock in various private placements and advance payments on private placements. These proceeds were used to fund our operating deficit and equipment purchases.

While management builds the AirWater and solar cell product businesses and is selling Millennium, which has been generating losses, current operating cash is being provided by the sale of common stock under private placements. There was a working capital deficit at March 31, 2006 in the amount of $782,105. Management is attempting to reduce this deficit through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern.

We do not have any off-balance sheet arrangements.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lycos, Inc.

In June 2004, we filed a lawsuit in the United States District Court, Southern District of Florida, against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal and unauthorized use of the Company’s commercial name and logo. The defendants filed various motions to remove the cases out of Florida to Massachusetts, which the Florida courts agreed to do. As of August 9, 2005, the litigation has now been moved to Boston Massachusetts where a federal judge has been appointed to this case for further consideration and trial. In recent hearings, the federal judge has dismissed the case against LYCOS Inc, citing the Communications Act as reasons for immunity from legal actions, but the case against the various John Does, the other defendants in the case, was initially allowed to continue. However, in early May, 2006, the judge dismissed the case in its entirety. The Company has filed an appeal.

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

The defendants are fighting jurisdiction, and the case is still pending in the court. There has been no substantive progress in this case. A status hearing has been held by the judge in chambers in May, 2006, at which time further hearings were set to occur in the near future to finally establish and sort out the questions relating to jurisdiction. The case continues.

CNN

On January 14, 2005, we filed a law suit in the U.S. District Court, Southern District of Florida (Miami), (Docket #05-CV-20047), against Turner Broadcasting System, Inc., Cable News Network, Inc. “CNN” and Wolf Blitzer for $100 million. The law suit has been brought for defamation under Florida law. CNN attorneys have contested this case, filed various motions, and the judge closed the case in March 2005, and recommended sanctions against us. We have, however, filed various appeals, and the case is still pending decisions of the higher courts. Relating to this matter, we issued a press release inviting any shareholder who had trading losses in our stock during the period November 1, 2001 through the present, to join in our filing of a class action suit against Lycos, et al.

In early December 2005, the 11th circuit court of appeals ruled against the CNN Motions, and dismissed the application for sanctions. In April 2006, we lost the case and paid $32,000 in fees to the defendant’s counsel.

J.J. Reidy & Company, Inc.

In January 2005, we received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders allegedly terminating the License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case # 05-20650-CIV-Jordan/Klein), seeking Declaratory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy &

Company had already made a court filing in Boston, Massachusetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We filed motions with the Boston court contesting jurisdiction. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to J.J. Reidy & Company, Inc. By recent court ruling, all discovery had been stayed pending the courts ruling in relation to jurisdiction. The Boston court recently ruled that it had jurisdiction over the case; however, all parties have agreed to submit these issues to arbitration.

James Coughlin

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias “IrishJim44,” for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the Company and the Chairman, Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. The Company is appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida, and therefore, the court should reverse its decision. The Florida court denied the request for further consideration. We re-filed the lawsuit in the federal court of San Diego, California. The court, after hearing motions to dismiss for lack of jurisdiction and lateness of filing, ruled to dismiss the case. We filed an appeal, and the matter is currently sub-judice in the federal appeals court. In January, 2006, the court citing a ruling pursuant to the SLAAP statutes and laws, awarded the defendants’ attorneys their claimed costs in this case in the amount of $39,000. The matter is currently subject to appeal. No further developments have occurred with respect to this case.

Other Internet Defendants

We had earlier filed a lawsuit against two Internet posters in state court in Miami, Florida claiming the defendants’ use of tortuous speech to interfere with the Company’s business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, we obtained a default order and subsequently a default judgment. During this reporting period, one of the defendants appeared in court by phone, and subjected himself to the court’s jurisdiction. He then filed several motions both to dismiss and to vacate the default judgment and also filed to cancel the permanent injunction. These motions were denied by the court, but the Permanent Injunction was altered to be a Temporary Injunction, pending further resolution of the case. During the proceedings, LYCOS INC filed a motion to insert themselves into the case as an Intervener. This was allowed by the Judge. Further motions by LYCOS to attempt to dismiss both the case and to vacate the injunction were denied by the court. Numerous motions and countermotions have been filed and heard, and the injunction against the defendants remains in place. Depositions and discovery are continuing. On March 17, 2006, the court ordered the defendants’ to pay us $15,000, which we are attempting to collect. One of the defendants continues to argue the matter of personal jurisdiction, and at a hearing held on May 18, 2006, the court set guidelines for some specific discovery, for a further hearing on future dates to be set, and for the matter of jurisdiction to finally be resolved.

WebSky, Inc.

On January 9th 2006, we announced our intention for the filing of a lawsuit against WEBSKY, Inc., founded and run by Douglas Haffer of San Francisco, California. The lawsuit alleges Fraud, Tortuous Interference with Business Relationships & Prospective Business Advantage, Restraint of Trade, and Theft of Corporate Property. The claims as outlined in the lawsuit total, $40 million. The matter was settled in connection with the Haffer actions described below.

Haffer

In June 2005, we were served with a law suit filed in San Francisco state court claiming $77,000 in back pay due to Douglas Haffer, the previous President of the Company. We have defended the action and filed certain counter-claims. On January 30th 2006, we reached an out of court settlement with Mr. Haffer. Under the terms of the settlement, we paid Mr. Haffer $45,000. In addition, in exchange for Mr. Haffer transferring 6 million shares of Websky, Inc. common stock (OTC symbol WSKY), valued at $216,000, we transferred our 27% interest in Digital Way SA of Lima, Peru and the patent for our distributed wireless call processing system. Accordingly, we have recorded other income of $171,000, representing the value of the stock received in exchange for the net book value of the assets transferred in this settlement.

Aquair, Inc.

The company filed suit in Superior Court of the State of California, Orange County, against RG GLOBALLIFESTYLES, INC. AQUAIR INC, and Lou Knickerbocker, an individual, all of Irvine, California. The lawsuit is for defamation, intentional interference with prospective economic advantage and false advertising. We are seeking damages in excess of $10 million. As of March 31, 2006, pursuant to an amended complaint, this matter continues in the discovery stage of the litigation.

World Wide Water, LLC

In February 2006, the Company was notified about a complaint by World Wide Water LLC, of Los Angeles CA, claiming breach of contract and patent infringement allegations. In 2003, the Company and World Wide Water LLC, recognizing each others Patents, had entered into a non-compete and mutual collaboration agreement, with a specific clause restraining both parties from suing each other. We have replied and filed counter claims. Additionally, our subsidiary, Atmospheric Water Technologies and our Chairman, Michael Zwebner, individually, have filed separate actions against Mr. Mike Klein, alleging dissemination of false information, defamation and intentional interference with prospective economic advantage. These matters are in process at March 31, 2006.

Credit BanCorp

On August 26, 1999, we filed suit against Credit BanCorp in U.S. District Court in San Francisco, regarding improprieties on the part of Credit BanCorp relating to a loan. The case was settled on October 11, 1999. As part of the settlement agreement, Credit BanCorp agreed to convert the original loan granted to us to a convertible debenture in the amount of $740,000. On October 11, 1999, we issued a convertible, unsecured debenture for $740,000 to Credit BanCorp in settlement of this obligation. The terms of this convertible, unsecured debenture are 7% interest per annum, payable semi-annually on the last day of February and September, with the principal due September 30, 2002. All amounts of unpaid principal and accrued interest of this debenture are convertible at any time at the conversion price of $1,600 per share of unregistered, restricted shares of our common stock. Credit BanCorp has agreed to convert principal and accrued interest owing on the debenture into 483 shares of our common stock.

In November, 1999, the SEC filed suit against Credit BanCorp alleging violations of various securities laws in connection with its actions in relation to us and to others, and seeking various forms of relief, including disgorgement of its illegal gains. A Receiver has been appointed to administer the affairs of Credit BanCorp. We have been informed that the appointed Receiver denies that such a conversion request was made and the Company may be subject to further liability.

In April, 2006, the Receiver for Credit BanCorp filed suit against the Company in U.S. District Court, San Francisco, seeking repayment of the original loan, etc. The Company is defending this action. The Company believes that the plaintiffs have no merit to their claims, and further, does not believe that the claims will succeed. Accordingly, the Company does not believe this litigation will have any detrimental effect on the Company’s ongoing activities or financing.

ITEM 2.     CHANGES IN SECURITIES.

Sales of Unregistered Securities

We have issued and sold unregistered securities that have not previously been reported as set forth below. An underwriter was not utilized in any of these transactions. The recipients of securities in each transaction represented their intention to acquire the securities without a view to distribution. All the issued securities were restricted securities under Rule 144, Reg. D or Reg. S regulations, and appropriate restrictive legends were affixed to the securities in each transaction. All sales of securities were to accredited investors in private placements, and accordingly, all of the sales complied with Section 4(2) as well as 4(6) of the Securities Act of 1933.

On February 3, 2006, we issued 15,633,661 shares of common stock under private placement subscriptions at prices ranging from $0.0123 per share to $0.0211 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Other Securities Transactions

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior

Secured Convertible Debentures), the investors converted $61,610.97 of debentures and accrued interest, into 3,803,146 shares of the Company's common stock on February 3, 2006, at $0.0162 per common share and $74,143.55 of debentures and accrued interest into 4,029,541 shares of common stock on March 6, 2006, at $0.184 per share.

Pursuant to the terms of the Convertible Preferred Series B, the holders converted $50,000 of preferred shares, into 3,333,333 shares of the Company's common stock on February 22, 2006, at $0.015 per common share.

FEBRUARY 2006 SUBSCRIPTION AGREEMENT

On February 27, 2006, we completed a private placement pursuant to a Subscription Agreement which we entered into with several accredited and/or qualified institutional investors dated as of February 27, 2006, pursuant to which the investors subscribed to purchase an aggregate principal amount of $3,012,050 in 9% secured convertible promissory notes and 1 Class A and 1 Class B common stock purchase warrant for each 2 shares which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The terms of the subscription agreement call for two closings - an initial closing representing $1,506,025 of 9% secured convertible promissory notes, and a second closing representing the balance. The second closing will occur on or before the fifth day following the effective date of the registration of these securities under the Subscription Agreement, which is to occur within forty five days of the initial closing.

The secured convertible notes bear simple interest at 9% per annum payable monthly at five and one half percent (5.5%) of the initial principal, all interest accrued and any other amounts not paid, commencing six months from the anniversary date, and mature 2 years after the date of issuance. Each investor shall have the right to convert the secured convertible notes after the date of issuance at any time, until paid in full, at the election of the investor into fully paid and nonassessable shares of our common stock. The conversion price per share is $0.01. The conversion price is adjustable in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the conversion price of the secured convertible notes will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose of all or a portion of our assets. Our obligation to repay all principal, and accrued and unpaid interest under the convertible notes is secured by all of our assets pursuant to a certain Security Agreement dated as of February 27, 2006.

We issued an aggregate of 75,301,250 Class A common stock purchase Warrants and 75,301,250 Class B common stock purchase Warrants to the investors, representing 1 Class A warrant issued for each 2 shares and 1 Class B warrant issued for each 2 shares, which would be issued on the closing date assuming full conversion of the secured convertible notes issued on the closing date. The Class A warrants are exercisable until four years from the closing date at an exercise price of $0.02 per share, and the Class B warrants are exercisable for 180 days from the closing date at an exercise price of $0.15. The exercise price of the Class A and Class B warrants will be adjusted in the event of any stock split or reverse stock split, stock dividend, reclassification of common stock, recapitalization, merger or consolidation. In addition, the exercise price of the warrants will be adjusted in the event that we spin off or otherwise divest ourselves of a material part of our business or operations or dispose of all or a portion of our assets.

We are obligated to file a registration statement registering the shares of our common stock issuable upon conversion of the secured promissory notes and exercise of the Class A and B warrants no later than 45 days after the initial closing date and cause it to be declared effective within 120 days after the closing date. If we do not meet the aforementioned filing and effectiveness deadlines, we shall pay to each investor an amount equal to 2% for each 30 days or part thereof thereafter, of the purchase price of the secured convertible notes remaining unconverted and purchase price of the shares of our common stock issued upon conversion of the notes.

On May 17, 2006, we entered into a letter agreement with the investors under which the parties agreed to modify the exercise price of the Class A warrants to $0.0075 per share and the Company will issue to each Subscriber additional Class B Common Stock Purchase Warrants exercisable at $0.015.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

The Company's annual meeting of stockholders was held on March 31, 2006.  The directors elected at the meeting were:

                                             For        Withheld

                                        ------------  ------------

         Curtis A. Orgill                230,264,370     330,169

         Ramsey Sweis                    230,446,188     511,987

         Alexander H. Walker, Jr.        230,446,188     511,987

         Michael J. Zwebner              230,246,188     311,987

Ratification of the selection of Rachlin Cohen & Holtz LLP, as the Company's independent auditors for the fiscal year ending September 30, 2006:

                                For          Against       Withheld

                            ------------  --------------  ------------

                            226,949,599    4,085,768         304,525

To approve an amendment to the Articles of Incorporation to increase the authorized Common Stock of the Company to 1,500,000,000 shares.

                                For          Against       Withheld

                            ------------  --------------  ------------

                            230,040,595      634,655         604,742

The foregoing matters are described in detail in the Company's proxy statement dated March 2, 2006 for the 2006 Annual Meeting of Stockholders.

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.     EXHIBITS.

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

Date:  May 22, 2006

UNIVERSAL COMMUNICATION SYSTEMS, INC.

/s/ MICHAEL J. ZWEBNER
Michael J. Zwebner
Chief Executive Officer,
Chairman of the Board