Form 10QSB
period 2006-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2006-08-21
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number:  000-30405

______________

Universal Communication Systems, Inc.

(Exact name of small business issuer as specified in its charter)

______________

Nevada	4812	860887822
(State or jurisdiction Industrial of incorporation or organization)	(Primary Standard Identification No.)	(IRS Employer Classification Code No.)

MICHAEL J. ZWEBNER
407 Lincoln Rd, Suite 12F
Miami Beach, FL 33139

(Address of principal executive offices)

(305) 672-6344

(Issuer’s telephone number)

N/A

(Issuer’s former telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class	Outstanding as of August 14, 2006
Common Stock, $.001 par value	404,797,675

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements.

3

Condensed Consolidated Balance Sheets – June 30, 2006 and September 30, 2005

3

Condensed Consolidated Statements Of Operations for the Three Months

and Nine Months Ended June 30, 2006 and 2005

4

Condensed Consolidated Statement Of Cash Flows for the Three Months

and Nine Months Ended June 30, 2006 and 2005

5

Notes To Condensed Consolidated Financial Statements

7

Item 2.      Management’s Discussion and Analysis or Plan of Operations.

10

Item 3.      Evaluation of Disclosure Controls and Procedures.

18

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.      Defaults Upon Senior Securities.

21

Item 4.      Submission of Matters to Vote of Security Holders.

21

Item 5.      Other Information.

21

Item 6.      Exhibits.

22

SIGNATURES

23

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$21,640	$197,677
Marketable Securities	316,000	—
Accounts receivable, net	291,583	217,007
Note and accrued interest receivable	148,653	139,900
Inventory	973,326	122,464
Prepaid expenses	15,740	55,499
Current assets held for sale	—	454,819
Total Current Assets	1,766,942	1,187,366
Fixed Assets:
Furniture and equipment	159,016	71,151
Less: Accumulated depreciation	56,146	43,814
Total Fixed Assets, Net	102,870	27,337
Other Assets:
Patents	558,480	239,010
Goodwill	30,000	30,000
Deposits	33,345	27,979
Total Other Assets	621,825	296,989
Total Assets	$2,491,637	$1,511,692
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$198,253	$268,589
Accrued expenses	614,387	353,769
Due to related parties	118,747	54,609
Liabilities of discontinued operations	—	946,794
Current liabilities of operations held for sale	—	790,290
Total Current Liabilities	931,387	2,414,051
Long-term Liabilities:
Convertible debentures	3,114,380	1,550,239
Total Liabilities	4,045,767	3,964,290
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, 85,000 and 90,000 shares issued and outstanding	85	90
Common stock, par value $.001 per share, 800,000,000 shares authorized, 375,131,009 and 306,069,950 shares issued and outstanding	375,132	306,070
Additional paid-in capital	37,660,878	36,550,987
Accumulated deficit	(39,496,725)	(39,216,245)
Accounts receivable, shareholder	(93,500)	(93,500)
Total Stockholders’ Deficit	(1,554,130)	(2,452,598)
Total Liabilities and Stockholders’ Deficit	$2,491,637	$1,511,692

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue and other income	$254,227	$(1,504)	$991,032	$488,394
Cost of goods sold	(184,298)	1,487	(865,963)	(488,276)
Gross profit	69,929	(17)	125,069	118

Operating expenses
Sales and marketing	189,847	5,549	345,079	121,738
Research and development	—	—	27,906	—
General and administrative	541,833	700,675	1,780,848	2,051,893
Operating loss	(661,751)	(706,224)	(2,028,764)	(2,173,513)
Other income and expenses:
Interest Income	3,808	2,918	10,814	8,753
Interest expense	(97,213)	(21,940)	(178,556)	(272,173)
Loss from continuing operations	(755,156)	(725,262)	(2,196,506)	(2,436,933)

Gain on write off of liabilities from discontinued operations of 2001	$946,794	$—	$946,794	$—
Loss from discontinued operations	(67,845)	(185,890)	(352,223)	(555,780)
Gain on sale of property & equipment	1,375,742	—	1,375,742	—
Income (loss) from discontinued operations	2,254,691	(185,890)	1,970,313	(555,780)

Net gain (loss)	$1,499,535	$(911,152)	$(226,193)	$(2,992,713)

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net(loss) per common share – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Number of shares used in computing basic and diluted loss per share	359,202,770	270,354,591	334,180,497	241,260,512

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(226,193)	$(2,992,713)
Income )loss) from discontinued operations	(352,223)	555,780)
Loss from continuing operations	126,030	(2,436,933)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization expense	39,401	56,002
Interest payable added to principal of debentures	22,132	33,628
Stock issued for services	511,297	817,380
Stock issued for contract settlement	—	197,478
Stock issued in payment of interest	—	300,000
Accrued interest on note receivable	(8,753)	(8,753)
Amortized discount on convertible debentures	42,671	—
Write off liabilities from discontinued operations	(946,794)	—
Write off assets & liabilities of discontinued operation	(687,694)	—
Gain on settlement with former officer	(209,350)	—
Loss on abandoned assets	1,591	—
Changes in operating assets and liabilities:
Prepaid and other	39,759	5,480
Accounts receivable	(74,576)	(51,576)
Inventory	(850,862)	(310,681)
Deposits	(5,365)	(56,163)
Accounts payable and accrued expenses	135,983	101,251
Cash (used) by operating activities in continuing operations	(1,864,530)	(1,352,847)
Cash provided (used) by operating activities in discontinued operations	32,009	(548,611)
Cash (used) by operating activities	(1,832,521)	(1,901,458)
CASH FLOWS FROM INVESTING ACTIVITIES:
Patents received in sale of discontinued operations	(350,000)	—
Investment received in sale of discontinued operations	(100,000)	—
Purchase of fixed assets	(92,645)	(6,079)
Cash (used) by investing activities in continuing operations	(542,645)	(6,079)
Cash (used) by investing activities in discontinued operations	(2,919)	(6,991)
Cash (used) by investing activities	(545,564)	(13,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on the sale of convertible debentures	1,650,000	150,000
Proceeds from the issuance of common stock	517,000	611,885
Proceeds from the issuance of preferred stock	—	600,000
Increase (decrease) in due to related parties	64,138	—
Cash provided by financing activities in continuing operations	2,231,138	1,361,885
Cash provided (used) by financing activities in discontinued operations	(60,087)	159,341
Cash provided by financing activities	2,171,051	1,521,226

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

UNAUDITED

	For the Nine Months Ended June 30,
	2006	2005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,034	(393,302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,992	453,134

CASH AND CASH EQUIVALENTS AT END OF PERIOD)	106,958	59,832

CASH AND CASH EQUIVALENTS AT END OF PERIOD IN
DISCONTINUED OPERATIONS	85,318	52,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,640	$7,371

SUPPLEMENTAL DISCLOSURES OF CASH:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ND FINANCING ACTIVITIES:
Interest accrued on debentures, added to the principal of the debentures	$22,132	$33,628
Interest accrued on the note receivable, added to the
principal of the note receivable	$8,753	$5,460
Dividends accrued on preferred stock	$54,287	$45,874
Debentures converted to capital stock	$150,655	$1,104,759
Preferred class B stock converted to common	$50,000	$—
Investment obtained through settlement with former officer	$216,000	$—

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

NOTE 2 - GOING CONCERN AND SIGNIFICANT RISKS AND UNCERTAINTIES

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has experienced losses since inception, and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is continuing to secure additional capital through sales of common stock through the current operating cycle. There is no assurance that management will be successful in its efforts.

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE CALCULATION

Loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents of approximately 400 million shares have been excluded from the aforementioned computations as their effect would be anti-dilutive.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

NOTE 4 – SEGMENT INFORMATION

The Company’s business segments involve the manufacturing and sale of the products of the following:

•

Solar One: large scale solar installations – USA

•

Solar Style: portable solar chargers for consumer electronics

•

AirWater: equipment for the extraction of water from air

•

Corporate: management and administrative services

•

Millennium: large scale solar installations – Non USA (Discontinued operations)

For the nine months ended June 30, 2006:

Segment	Net Sales	Income (Loss) from Operations	Depreciation & Amortization	Assets
Continuing Operations:
Solar One (USA)	$560,245	$9,800	$—	$—
Solar Style	144,494	(255,347)	8,697	(716,788)
AirWater	286,293	(23,767)	—	211,752
Corporate	—	(1,040,399)	30,704	2,976,893
Total	$991,032	$(1,279,713)	$39,401	$2,491,637
Discontinued Operations:
Millennium	$19,268	$1,648,090	Operation Sold May 31, 2006

For the three months ended June 30, 2006

Segment	Net Sales	Income (Loss) from Operations	Depreciation & Amortization	Assets
Continuing Operations:
Solar One (USA)	$—	$—	$—	$19,780
Solar Style	85,169	91,356	4,277	(716,788)
AirWater	169,058	(14,522)	—	211,752
Corporate	—	84,804	10,879	2,976,893
Total	$254,227	$161,638)	$15,156	$2,491,637
Discontinued Operations:
Millennium	$12,676	$1,498,734	Operation Sold May 31, 2006
Total	$69,060	$(1,074,549)	$21,195	$2,636,475

NOTE 5 – RELATED PARTIES

As part of the Millennium sale, described elsewhere, Millennium’s founder and president, Ami Elizari, has resigned from the Company’s Board of Directors.

NOTE 6 – CONVERTIBLE SECURITIES

On February 27, 2006, the Company issued Secured Convertible Promissory Notes (“Notes”) in the principal amount of $1,506,025, together with 75,301,250 Class A Warrants and 75,301,250 Class B Warrants, for an aggregate purchase price of $1,250,000 in cash, of which $133,000 was paid for transactional fees. The Notes bear interest at the rate of 9% per annum, with principal and interest payable monthly, beginning August 2006. These payments may be made in cash, or by the conversion of the amounts due in the Company’s common stock, at a conversion rate which is the lesser of $0.01 per share, or 85% of the average closing bid prices for the preceding 5

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

NOTE 7 – CURRENT ASSETS & LIABILITIES HELD FOR SALE AND DISCONTINUED COMPONENT

In March, 2006, the Company commenced negotiations to sell its wholly owned Israeli subsidiary, Millennium Electric, and all assets related to the large-scale photo-voltaic solar power installation business, to a buyers group led by the former Millennium Owner and former Company Board Member, Ami Elazari. The final agreement transferred Millennium to this buyers group for a sales price of $750,000, effective May 31, 2006. This price is comprised of $300,000 in cash, $100,000 in the form of 4.4 million shares of the Company’s common stock, and $350,000 in the form of a non-exclusive worldwide license to exploit Millennium’s patents, for a period of nine years.

Because of the above referenced sale of Millennium Electric, the assets and liabilities have been transferred to the buyer group as of May 31, 2006 and the Loss from Operations of the Discontinued Component up to the date of sale is in separately stated compliance with the requirements of SFAS 144. The resulting gain on this transaction has been recorded as $1,053,519.

Intercompany debt was excluded from the Assets and Liabilities Held for Sale, in as much as it is anticipated that the intercompany debt will be forgiven before the transaction is consummated.

NOTE 8 – MARKETABLE SECURITIES

Marketable securities are represented by the value of securities received in a legal settlement with a former officer and securities of Millennium received in the sale of Millennium. The securities received in the settlement with a former officer consist of six million shares of WebSky, Inc. and are valued by the Company at the market value of the securities on the date the Company received the securities. The securities reserved in the sale of Millennium consist of 4.4 million shares of Millennium and are valued by the Company at the market value of securities in the date the company received the securities.

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company “expects,” “estimates,” anticipates,” or “believes” and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. Forward looking statements are all based on current expectations, and we assume no obligation to update this information.

Risk Factors

We have a history of losses, and an accumulated deficit of $39,496,725. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

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

Plan of Operation for the Next 12 Months

Our cash position at June 30, 2006 from continuing operations is $21,640. This is not sufficient to provide for our working capital needs. As described below, we will rely upon private placements of common stock for our short term funding needs. We anticipate sales of $2 million in Air Water products and $2 million in Solar Style products over the next twelve month period. As described below, we have completed a private placement funding in the amount of $1,250,000, which combined with our anticipated sales and our current cash position, should be sufficient to provide for our cash needs for the next twelve months. In addition, our Chairman, in connection with a number of foreign corporate entities in which he holds an interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and the foreign entities is not a binding obligation; further, we have no assurances that this funding will continue beyond the short term.

Our current cash burn rate is approximately $110,000 per month. We anticipate reaching break even by the third quarter of our fiscal year ending September 30, 2007. We are focusing our efforts on developing sales in both the Solar Style retail product lines and the Air Water industrial products. We have embarked on a campaign of enlisting commission based sales relationships to reach our sales goals and have stabilized our expenses to control our cash needs as we focus on revenue growth. We do not anticipate any events or unusual fluctuations in our activities that would have a material impact on our continuing operations.

We have been able to obtain private placement funding to finance our activities over the past few years. In addition, as described later, we have completed a private placement with several accredited institutional investors for a purchase of 9% secured convertible promissory notes in the aggregate totaling $2,500,000. Of that placement, $1,250,000 has been purchased by the investors and we anticipate closing on the balance soon. We anticipate continuing to receive operating funds from these private placements until such time as sales are sufficient to support the organization; however, no assurances can be made that we will be able to continue to find willing investors.

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

To fund any sizeable contracts in the sales process which may arise beyond our expected level of activity, we may need to raise additional equity or arrange for financing vehicles to fund those contracts. Any equity raised could result in dilution of existing shareholders. Additionally, we are uncertain as to the availability of sufficient financing on acceptable terms.

Off- Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Business and Organization

Universal Communication Systems, Inc. (collectively the “Company”, “us” or “we”), prior to 2003, was engaged in activities related to advanced wireless communications, including the acquisition of radio-frequency spectrum internationally. Until recently, our activities related to the advanced wireless communications were conducted only by our investment in Digital Way, S.A., a Peruvian communication company and former wholly owned subsidiary. We held a twenty seven percent interest in Digital Way, S.A.; however, due to a lack of cooperation from their management, including the refusal to furnish us with any financial information, our financial results did not include our interest in their activities. Subsequent to March 31, 2006, we disposed of this interest in connection with a settlement with a former officer, as described below in the matter regarding the Haffer legal settlement.

We currently have three main channels of activity, each conducted by a wholly owned subsidiary and one inactive division in the security products marketing arena. AirWater Corporation (“AirWater”), a Florida corporation, formed in March, 2003, has been established to design, manufacture (utilizing contract manufacturing organizations) and market systems that perform water extraction from air.

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

In March, 2006, we commenced negotiations to sell Millennium Electric, and all assets related to the large-scale photo-voltaic solar power installation business, to a buyers group led by the former Millennium Owner and former Company Board Member, Ami Elazari. The final agreement consummated May 31, 2006, transferred Millennium to Mr. Elazari only, for a total sales price of $750,000. This price is comprised of $300,000 in cash, $100,000 in the form of a note secured by 4.4 million shares of our common stock, and $350,000 in the form of a non-exclusive worldwide license to exploit Millennium’s patents, for a period of nine years.

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

On November 15th, 2005, AirWater Corporation announced that an exclusive distribution agreement had been signed with WWS, a French Commercial Group. Under the agreement, they have committed to purchase and distribute a minimum $1 million in value of Air Water Machines for France, and a number of French Protectorates. We have received various orders for sample machines, and as a result of these sample shipments, we are receiving the first orders from this group for a range of Air Water machines. Production is under way and we anticipate shipping these orders in the third and fourth quarter of our fiscal year. In July 2006, having just received a substantial deposit payment for this first order, production has commenced. We anticipate delivery and final payment to be made in September 2006, which will allow for this transaction to be reported in the 10K

In April 2006, we received orders for 1,000 AW machines for delivery to Australia and other South Pacific islands. Approximately half of the orders have been filled. We expect to complete delivery by the end of our fourth quarter ending September 30, 2006.

From April 30 through May 2, 2006, we hosted the first Air Water International Conference for Air Water dealers and distributors in Mumbai India. The conference gave us added exposure and feedback from our dealers.

In May 2006, we received a request from our South African Distributor for a number of the large scale AW machines for delivery to the South African Army. In particular, they have asked for trials to be conducted with the larger AW 1000 model machine, similar to the one delivered to the Indian Army. We are in the process of building these new machines, and anticipate delivery by the end of August 2006.

In June 2006, we hosted a Special Private Exhibition in Washington, DC, for a select number of US Government Officials, Senators, Congressmen, as well as a number of influential attorneys and lobbyists. We displayed for this group, as well as other key policy makers, our unique Air to Water capabilities and the multitude of possibilities offered by the range of the Air Water product line. We displayed our air to water capabilities, and we conveyed our desire for US Foreign policy to include ‘Air Water Aid’ as a specific element of US Aid, to help alleviate world suffering, particularly in countries and continents subject to severe water shortages.

In June 2006, we also entered into agreements to supply Air Water machines to new customers in South Africa, as well as to several other African countries. From this sales effort, we received an order for $0.5 million of Air Water machines.

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

During this quarter, our manufacturer completed the production of the molds and specialized parts to begin producing the Air Water Fridges and Freezers for commercial sale. We shipped the first two models to Mumbai India for showcasing at the first Air Water International Conference, held April 30 through May 2, 2006. These units were displayed and demonstrated for the press and interested buyers. We expect to ship full production models beginning in the summer of 2006.

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

In December 2005, we announced the development of a new PV Solar Power Charger, The Power Pack, which can supply and recharge electric energy to a wide variety of consumer electronic devices that have power requirements ranging from 3.5 to 24 volts. This new device can charge mobile phones, cameras, name brand electronic devices, radios, portable game systems and most importantly, laptops and notebooks. This represents a revolutionary breakthrough in state-of-the-art solar technology. We have commissioned tool making and mold preparation, and we expect initial deliveries of the new “Power Pack” to occur in the third quarter of our 2006 fiscal year. In July 2006, we made a first delivery of the PowerPack to a customer in Los Angeles, California. Further orders are now expected for this exclusive product

We have applied for US, Canada, European and World-Wide Patent Protection for our new Power Pack PV Solar Charger.

During this quarter we have researched and developed a number of new solar powered products, including the solar powered radios, solar powered MP3 players, and solar powered televisions. Based on our testing and production schedules and working with our manufacturing agents, we anticipate releasing these new products in  the next quarter. As of the end of this reporting period, production samples have been made for the SC 018, Solar Radio and the SC 019 and the SC 022 Solar Powered MP3 Players. These and other new products are going through a final pre-production testing period. We already have some orders for these new products and full production is planned for the fourth quarter 2006.

SOLAR
SOLARSTYLE™

www.solarstyleinc.com

# SOLAR™ BUGLIGHT

battery + on board

POWERON™ technology

**Elevated Ground Stake Hanger Included**

**SC009**

In December 2005 (announced in January 2006), we entered into a distribution agreement with Tech Data Canada Corporation, a wholly owned subsidiary of Tech Data Corporation for the entire range of Solar Style’s product line. During the next year we fully expect to roll out all the Solar Charger products to Tech Data’s 6,000 technology resellers in Canada. We have received the first order during this quarter and the goods went into production at the factory. In May of 2006, in this reporting period, our first shipment of Solar Chargers to the value of $100,000 was delivered to Tech Data in Canada. Tech Data have made the products available to their customers, and have commenced a marketing program. Per SEC accounting rules, this “delivery and sale” will be reported in future accounting and reporting periods and when the products are fully paid for.

On March 2, 2006, we announced the formation of a joint venture and the execution of a marketing agreement with an established firm in Guangzhou, China. We plan to utilize this relationship to market and sell our entire range of Solar Style products into mainland China.

In April 2006, we announced that the company is set to launch a sales campaign throughout North America on May 2, 2006 using strategically placed sales representatives. The representatives’ territories cover the following states: Oregon, Washington, California, Texas, Alaska, Idaho, Montana, Arizona, Illinois, Virginia, Maryland, Delaware, Pennsylvania, New Jersey, Connecticut and New York. Canada is assigned its own dedicated representative who is working with distributors there, initially with Tech Data Corporation, and then with others as they’re contracted. Solar Style products are receiving recognition in the marketplace and sales are steadily moving ahead. We have embarked on a national sales program and we have engaged sales agents to cover those territories and foster continued growth. In the initial phase of the program our sales efforts will cover 14 states and territories. To ensure adequate supplies, we have ordered solar charges on a 90-day revolving contract, with containers coming from China almost every 14 days.

We announced the launch of a range of new solar powered radios, MP3 players, air purifiers, and power packs for laptops/notebooks. We have initiated a national program to market our wide and growing range of Solar Powered products in US and Canadian Airports. The strategy is to be everywhere on-the-go, where traveling consumers frequent, through our distribution network. In keeping with that strategy, Solar Style has entered into an agreement with the Westfield Group to open its first retail location at Dulles Airport in Washington, DC. The first Airport kiosk, opened on schedule in Washington Dulles Airport, in July 2006. This is the first of planned numerous stores and kiosks to be opened by Solar Style in airports and malls during the coming year. Late Development: In July/August 2006, we entered into agreement with a company called Airport Wireless Inc, and commenced to roll out our range of Solar Chargers to some 29 airport locations all across the northeastern United States..

On June 22nd, 2006, we announced an agreement with a distributor in South Africa for the distribution of all Solar Style products, in that country. The agreement includes Solar Style’s full range of solar powered devices and chargers. We anticipate the contract to be worth $1 million over a 5-year period. We expect that this agreement will be the first of many to be entered into in countries around the world. Our strategy includes capitalizing on the current market appetite for solar-powered products.

Millennium Electric T.O.U. Ltd.

As described elsewhere, we have sold our wholly-owned subsidiary Millennium Electric, while retaining a non-exclusive worldwide license to market Millennium’s technology.

Results of Operations

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Revenues increased $502,638 from $488,394 for the nine months ended June 30, 2005 compared to $991,032 for the nine months ended June 30, 2006. Cost of sales for the nine months ended June 30, 2005 were $489,276 or 99.9% of sales compared to $872,380 or 88% of sales for the nine months ended June 30, 2006. The high cost of sales in 2006 and 2005 resulted from low margin sales, due to the Company’s attempts to develop market share, and the lack of anticipated economies of production.

Sales and Marketing expenses increased $223,341 from $121,738 for the nine months ended June 30, 2005 to $345,079 for the nine months ended June 30, 2006, in part due to the expansion of the Company’s sales activities. Sales and Marketing expenses were composed of the following items:

	June 30,
	2006	2005
Consultants	$150,558	$84,852
Advertising and Promotion	54,379	628
Travel	97,684	12,947
Commissions and other expenses	28,222	23,311
Samples	14,236	—
Total	$345,079	$121,738

General and Administrative expenses for the nine months ended June 30, 2006 amounted to $1,750,848 compared to $2,051,893 for the nine months ended June 30, 2005. The most significant differences result from the pursuit and settlement of various legal actions. General and Administrative expenses were composed of the following items:

	June 30,
	2006	2005
Salaries and benefits	$225,726	$59,803
Bad debt	56,516	13,414
Shareholder communications	133,013	81,901
Consultants	463,054	867,617
Debt retirement settlement	—	172,478
Depreciation and amortization	39,401	32,595
Legal and professional	501,618	531,659
Other professional fees	84,004	28,379
Other expenses	200,674	38,058
Rent expense	86,681	84,738
Travel expense	229,511	146,251
Total	$2,020,198	$2,051,893

Net losses for the nine months ended June 30, 2006 were ($578,417), as compared with ($2,992,713) for the nine months ended June 30, 2005.

Liquidity and Capital Resources

On June 30, 2006 we had cash and cash equivalents of $21,640 compared with $197,677 as of September 30, 2005. This represents a cash decrease of $176,037 from the cash position at September 30, 2005. This decrease resulted primarily from operating losses. We received proceeds from the sale of convertible debentures and funds received in private placements of our common stock in the amount of $517,000. Funds were used in investing activities in the amount of $82,245 for the purchase of equipment.

We are almost entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. As noted above, cash used in operations for the nine months ended June 30, 2006 was $1,839,920. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed in our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

During the nine months ended June 30, 2006, we received debt and equity investments of $517,000. These investments were in the form of issuance of our common stock in various private placements and advance payments on private placements. These proceeds were used to fund our operating deficit and equipment purchases.

While management builds the AirWater and solar cell product businesses, current operating cash is being provided by the sale of common stock under private placements. Management is attempting to strengthen our financial position through arrangements with creditors and infusion of equity investments. We have reached favorable agreements with a number of the creditors, but have not had the resources to satisfy the obligation under the revised debt. If we do not make satisfactory arrangements with all of the creditors or obtain short term financing, we may not be able to continue as a viable concern.

Item 3.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding dissolution. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

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

In April, 2006, the Receiver for Credit BanCorp filed suit against the Company in U.S. District Court, San Francisco, seeking repayment of the original loan, etc. The Company is defending this action. The Company believes that the plaintiffs have no merit to their claims, and further, does not believe that the claims will succeed. Accordingly, the Company does not believe this litigation will have any detrimental effect on the Company’s ongoing activities or financing. We have filed a response in the form of a general denial. No further developments have occurred in this matter. In July 2006, the company agreed to an arbitration attempt. It is expected that the parties will meet in September.

Lycos, Inc.

In June 2004, we filed a lawsuit in the United States District Court, Southern District of Florida, against Lycos, Inc, and its parent Terra Networks, Inc, and a business segment, Raging Bull, for $300 million. The lawsuit relates to charges for commercial fraud, Cyberstalking and illegal and unauthorized use of our commercial name and logo. The defendants filed various motions to remove the cases out of Florida to Massachusetts, which the Florida courts agreed to do. Effective August 9, 2005, the litigation was moved to Boston Massachusetts. In recent hearings, the federal judge has dismissed the case against LYCOS Inc, citing the Communications Act as reasons for immunity from legal actions, but the case against the various John Does, the other defendants in the case, was initially allowed to continue. However, in early May, 2006, the judge dismissed the case in its entirety. The Company has filed an appeal. Under Massachusetts statutory requirements, all parties have agreed to submit to arbitration. There have been no further developments in the case.

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

The defendants are fighting jurisdiction, and the case is still pending in the court. There has been no substantive progress in this case. A status hearing has been held by the judge in chambers in May, 2006, at which time further hearings were set to occur in the near future to finally establish and sort out the questions relating to jurisdiction. The case continues. A hearing has been set for early September 2006, to hear the arguments and allow the case to proceed. There have been no further developments.

J.J. Reidy & Company, Inc.

In January 2005, we received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders allegedly terminating the License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case # 05-20650-CIV-Jordan/Klein), seeking declaratory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston, Massachusetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We filed motions with the Boston court contesting jurisdiction. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to J.J. Reidy & Company, Inc. By recent court ruling, all discovery had been stayed pending the courts ruling in relation to jurisdiction. The Boston court recently ruled that it had jurisdiction over the case; however, all parties have agreed to submit these issues to arbitration. As there were 2 separate cases filed one in Florida and the other in Boston, the court ruled that it would allow the consolidation of the 2 separate cases in the Boston court. Arbitration was scheduled for the end of July, 2006. At the arbitration meeting held in Boston, the parties failed to reach agreement. The Company is now procedding with further discovery, and intends to pursue the litigation agreesively.

James Coughlin

On January 21, 2005, we filed a lawsuit against James Coughlin, internet alias “IrishJim44,” for claims totaling $18 million. The lawsuit has been filed in Federal Court in the Southern District of Florida. The claims are for defamation against the Company and the Chairman, Michael Zwebner, as posted on the internet. The defendant filed a Motion to dismiss citing lack of jurisdiction in Florida. In April 2005, the court dismissed the case citing the reason of lack of personal jurisdiction over the defendant. We are appealing the decision, based on new evidence (affidavit of third party) showing the defendant was employed in Florida, and therefore, the court should reverse its decision. The Florida court denied the request for further consideration. We re-filed the lawsuit in the federal court of San Diego, California. The court, after hearing motions to dismiss for lack of jurisdiction and lateness of filing, ruled to dismiss the case. We filed an appeal, and the matter is currently sub-judice in the federal appeals court. In January 2006, the court citing a ruling pursuant to the SLAAP statutes and laws and awarded the defendants’ attorneys their claimed costs in this case in the amount of $39,000. The matter is currently subject to appeal. No further developments have occurred with respect to this case.

Other Internet Defendants

We had earlier filed a lawsuit against two Internet posters in state court in Miami, Florida claiming the defendants’ use of tortuous speech to interfere with the Company’s business interests and its business affairs. As a result of the action, and the failure of either of the 2 defendants to appear in court, we obtained a default order and subsequently a default judgment. During this reporting period, one of the defendants appeared in court by phone, and subjected himself to the court’s jurisdiction. He then filed several motions both to dismiss and to vacate the default judgment and also filed to cancel the permanent injunction. These motions were denied by the court, but the Permanent Injunction was altered to be a Temporary Injunction, pending further resolution of the case. During the proceedings, LYCOS, INC. filed a motion to insert themselves into the case as an Intervener. This was allowed by the Judge. Further motions by LYCOS to attempt to dismiss both the case and to vacate the injunction were denied by the court. Numerous motions and countermotions have been filed and heard, and the injunction against the defendants remains in place. Depositions and discovery are continuing. On March 17, 2006, the court ordered the defendants’ to pay us $15,000, which we are attempting to collect. One of the defendants continues to argue the matter of personal jurisdiction and at a hearing held on May 18, 2006, the court set guidelines for some specific discovery, for a further hearing on future dates to be set, and for the matter of jurisdiction to finally be resolved. At a special hearing held in May, the court ruled that it was reversing itself on its previous decisions, and was in fact dismissing the case in entirety including the court imposed sanctions, citing errors made in previous court rulings. The court gave the plaintiffs the right to re-file. We are currently considering our position, and our future intentions. In July 2006, we re-filed the law suit against the defendant. The case continues.

AQUAIR Inc

The company filed suit in Superior Court of the State of California, Orange County, against RG GLOBALLIFESTYLES, INC. AQUAIR INC, and LOU KNICKERBOCKER, an individual, all of Irvine, California. The lawsuit as filed is for defamation, intentional interference with prospective economic advantage, and false advertising. The company is seeking damages in excess of $10 million. As of December 2005, the Company began  the discovery stages of the litigation. Since then, both parties have done some discovery, and the matter coming before the court, has been set for trial in early 2007

World Wide Water, LLC

In February 2006, the Company was notified about a complaint by World Wide Water LLC, of Los Angeles CA, claiming breach of contract and patent infringement allegations. In 2003, the Company and World Wide Water LLC, recognizing each others Patents, had entered into a non-compete and mutual collaboration agreement, with a specific clause restraining both parties from suing each other. We have replied and filed counter claims. Additionally, our subsidiary, Atmospheric Water Technologies and our Chairman, Michael Zwebner, individually, have filed separate actions against Mr. Mike Klein, alleging dissemination of false information, defamation and intentional interference with prospective economic advantage. As of July 2006, the parties met in Los Angeles in an attempt to resolve their various claims. Both parties agreed to a stay of litigation for 45 days to allow for expert opinions to be sought in Patent issues and matters related to the case. The discussions and negotiations continue at this time. In the event the parties are unable to agree a settlement of claims, the case will proceed in court.

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

On June 1, 2006, we issued 13,333,333 shares of common stock pursuant to a warrant conversion at $0.0075 per share. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on Sections 4(2) and 4(6) of the Securities Act of 1933.

Other Securities Transactions

Pursuant to the April 14, 2000 Securities Purchase Agreement (the 4% convertible debentures) and the March 29, 2001 Securities Purchase Agreement (the 8% Senior Secured Convertible Debentures), the investors converted $14,908 of debentures and accrued interest, into 1,096,148 shares of the Company’s common stock on June 14, 2006.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

The following exhibits are included herewith:

Exhibit No.	Description
31.1

Certification of Chief Executive Officer of Universal Communication Systems, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer of Universal Communication Systems, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Universal Communication Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2	Certification of Chief Financial Officer of Universal Communication Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 21, 2006

UNIVERSAL COMMUNICATION SYSTEMS, INC.

By:	/s/ MICHAEL J. ZWEBNER
Michael J. Zwebner
Chief Executive Officer, Chairman of the Board