Form 10QSB/A
period 2006-06-30
UNIVERSAL COMMUNICATION SYSTEMS INC
filed 2006-08-24
CIK 1098207

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

AMENDMENT NO. 1

TO

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

“This Form 10-QSB/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, as filed on August 21, 2006, which was inadvertently filed.”

All changes are summarized below:

Condensed Consolidated Balance Sheet - Changes
	June 30, 2006
	As Originally Filed	As Amended
Current Assets:
Marketable Securities	$316,000	$216,000
Note and accrued interest receivable	$148,653	$248,653

Condensed Consolidated Statement of Operations - Changes
	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	As Originally Filed	As Amended	As Originally Filed	As Amended
General and administrative			$1,780,848	$1,855,848
Operating loss before other income and expenses			$(2,028,764)	$(2,103,764)
Other income and expenses:
Gain on disposition of subsidiary	$—	$1,375,742	$—	$1,375,742
Gain on sale of marketable securities			$—	$75,000
Income (loss) from continuing operations	$(755,156)	$620,586	$(2,196,506)	$(820,764)

Gain on sale of property & equipment	$1,375,742	$—	$1,375,742	$—
Income (loss) from discontinued operations	$2,254,691	$878,949	$1,970,313	$594,571

Earnings (loss) per share Basic and diluted:
Income (loss) from continuing operations	$0.00	$0.0017	$0.00	$(0.0025)
Income (loss) from discontinued operations	$0.00	$0.0025	$0.00	0.0018
Net income (loss) per common share – basic and diluted	$0.00	$0.0042	$0.00	$(0.0007)

Condensed Consolidated Statement of Cash Flows - Changes
	For the Nine Months Ended June 30, 2006
	As Originally Filed	As Amended
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from discontinued operations	$(352,223)	$594,571
Loss from continuing operations	$126,030	$(820,764)
Write off liabilities from discontinued operations	$(946,794)	$—
Write off assets & liabilities of discontinued operations	$(687,694)	$—
Cash (used)by operating activities in continuing operations	$(1,864,530)	$(1,276,836)
Cash (used) by operating activities	$(1,832,521)	$(1,244,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Received marketable securities in settlement of a law suit	$—	$(75,000)
Sale of marketable securities	$—	$75,000
Note received in sale of subsidiary	$—	$(100,000)
Investment received in sale of discontinued operations	$(100,000)	$—
Disposition of subsidiary	$—	$(687,694)
Cash (used) by investing activities in continuing operations	$(542,645)	$(1,130,339)
Cash (used) by investing activities	$(545,564)	$(1,133,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided (used) by financing activities in discontinued operations	$(60,087)	$(145,405)
Cash provided by financing activities	$2,171,051	$2,085,733
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(207,034)	$(292,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:
Cash of continuing operations, Beginning of Period	$—	$197,677
Cash of discontinued operations, Beginning of Period	$—	$116,315
Total	$313,992	$313,992
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,958	$21,640
CASH AND CASH EQUIVALENTS AT END OF PERIOD
IN DISCONTINUED OPERATIONS	$85,318	$—

There were no other changes from the financial statements filed with the Original Filing.

The Original Filing is hereby superseded and amended with respect to the information set forth in this Amendment No. 1.

TABLE OF CONTENTS

Page

PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements.

3

Condensed Consolidated Balance Sheets – June 30, 2006 and September 30, 2005

3

Condensed Consolidated Statements Of Operations for the Three Months

and Nine Months Ended June 30, 2006 and 2005

4

Condensed Consolidated Statement Of Cash Flows for the Nine Months

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

21

Item 3.      Defaults Upon Senior Securities.

21

Item 4.      Submission of Matters to Vote of Security Holders.

21

Item 5.      Other Information.

21

Item 6.      Exhibits.

22

SIGNATURES

23

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$21,640	$197,677
Marketable Securities	216,000	—
Accounts receivable, net	291,583	217,007
Note and accrued interest receivable	248,653	139,900
Inventory	973,326	122,464
Prepaid expenses	15,740	55,499
Current assets held for sale	—	454,819
Total Current Assets	1,766,942	1,187,366
Fixed Assets:
Furniture and equipment	159,016	71,151
Less: Accumulated depreciation	56,146	43,814
Total Fixed Assets, Net	102,870	27,337
Other Assets:
Patents, net	558,480	239,010
Goodwill	30,000	30,000
Deposits	33,345	27,979
Total Other Assets	621,825	296,989
Total Assets	$2,491,637	$1,511,692
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$198,253	$268,589
Accrued expenses	614,387	353,769
Due to related parties	118,747	54,609
Liabilities of discontinued operations	—	946,794
Current liabilities held for sale	—	790,290
Total Current Liabilities	931,387	2,414,051
Long-term Liabilities:
Convertible debentures	3,114,380	1,550,239
Total Liabilities	4,045,767	3,964,290
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, 85,000 and 90,000 shares issued and outstanding	85	90
Common stock, par value $.001 per share, 800,000,000 shares authorized, 375,131,009 and 306,069,950 shares issued and outstanding	375,132	306,070
Additional paid-in capital	37,660,878	36,550,987
Accumulated deficit	(39,496,725)	(39,216,245)
Accounts receivable, shareholder	(93,500)	(93,500)
Total Stockholders’ Deficit	(1,554,130)	(2,452,598)
Total Liabilities and Stockholders’ Deficit	$2,491,637	$1,511,692

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue and other income	$254,227	$(1,504)	$991,032	$488,394
Cost of goods sold	(184,298)	1,487	(865,963)	(488,276)
Gross profit	69,929	(17)	125,069	118

Operating expenses
Sales and marketing	189,847	5,549	345,079	121,738
Research and development	—	—	27,906	—
General and administrative	541,833	700,674	1,855,848	2,051,893
Operating loss before other income and expenses	(661,751)	(706,240)	(2,103,764)	(2,173,513)
Other income and expenses:
Gain on disposition of subsidiary	1,375,742	—	1,375,742	—
Gain on sale of marketable securities	—	—	75,000	—
Interest Income	3,808	2,918	10,814	8,753
Interest expense	(97,213)	(21,940)	(178,556)	(272,173)
Income (loss) from continuing operations	620,586	(725,262)	(820,764)	(2,436,933)

Gain on write off of liabilities from discontinued operations of 2001	946,794	—	946,794	—
Loss from discontinued operations	(67,845)	(185,890)	(352,223)	(555,780)
Income (loss) from discontinued operations	878,949	(185,890)	594,571	(555,780)

Net income (loss)	$1,499,535	$(911,152)	$(226,193)	$(2,992,713)

Earnings (loss) per share
Basic and diluted:
Income (loss) from continuing operations	$0.0017	$(0.0027)	$(0.0025)	$(0.0101)
Income (loss) from discontinued operations	0.0025	(0.0007)	0.0018	(0.0023)
Net income (loss) per common share – basic and diluted	$0.0042	$(0.0034)	$(0.0007)	$(0.0124)

Number of shares used in computing basic and diluted income (loss) per share	359,202,770	270,354,591	334,180,497	241,260,512

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(226,193)	$(2,992,713)
Income (loss) from discontinued operations	594,571	(555,780)
Loss from continuing operations	(820,764)	(2,436,933)
Adjustments to reconcile net loss from operations to net cash used by operating activities:
Depreciation and amortization expense	39,401	56,042
Interest payable added to principal of debentures	22,132	33,628
Stock issued for services	511,297	817,380
Stock issued for contract settlement	—	197,478
Stock issued in payment of interest	—	300,000
Accrued interest on note receivable	(8,753)	(8,753)
Amortized discount on convertible debentures	42,671	—
Gain on settlement with former officer	(209,350)	—
Loss on abandoned assets	1,591	—
Changes in operating assets and liabilities:
Prepaid	39,759	5,480
Accounts receivable	(74,576)	(51,576)
Inventory	(850,862)	(310,681)
Deposits	(5,365)	(56,163)
Accounts payable and accrued expenses	135,983	101,251
Cash (used) by operating activities in continuing operations	(1,176,836)	(1,352,847)
Cash provided (used) by operating activities in discontinued operations	32,009	(548,611)
Cash (used) by operating activities	(1,144,827)	(1,901,458)
CASH FLOWS FROM INVESTING ACTIVITIES:
Received marketable securities in settlement of a law suit	(75,000)	—
Sale of marketable securities	75,000	—
Patent rights received in sale of discontinued operations	(350,000)	—
Note received in sale of subsidiary	(100,000)	—
Purchase of fixed assets	(92,645)	(6,079)
Disposition of subsidiary	(687,694)	—
Cash (used) by investing activities in continuing operations	(1,230,339)	(6,079)
Cash (used) by investing activities in discontinued operations	(2,919)	(6,991)
Cash (used) by investing activities	(1,233,258)	(13,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on the sale of convertible debentures	1,650,000	150,000
Proceeds from the issuance of common stock	517,000	611,885
Proceeds from the issuance of preferred stock	—	600,000
Increase (decrease) in due to related parties	64,138	—
Cash provided by financing activities in continuing operations	2,231,138	1,361,885
Cash provided (used) by financing activities in discontinued operations	(145,405)	159,341
Cash provided by financing activities	2,085,733	1,521,226

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

UNAUDITED

	For the Nine Months Ended June 30,
	2006	2005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(292,352)	(393,302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:
Cash of continuing operations, Beginning of Period	197,677	4,412
Cash of discontinued operations, Beginning of Period	116,315	448,722
Total	313,992	453,134

	21,640	59,832

LESS: CASH AND CASH EQUIVALENTS AT END OF PERIOD IN
DISCONTINUED OPERATIONS	—	52,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD, CONTINUING OPERATIONS	$21,640	$7,371

SUPPLEMENTAL DISCLOSURES OF CASH:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest accrued on debentures, added to the principal of the debentures	$22,132	$33,628
Interest accrued on the note receivable, added to the
principal of the note receivable	$8,753	$5,460
Dividends accrued on preferred stock	$54,287	$45,874
Debentures converted to capital stock	$150,655	$1,104,759
Preferred class B stock converted to common stock	$50,000	$—
Investment obtained through settlement with former officer	$216,000	$—

See notes to condensed consolidated financial statements.

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

•

AirWater: equipment for the extraction of water from air

•

Corporate: management and administrative services

•

Millennium: large scale solar installations – Non-USA (Discontinued operations)

For the nine months ended June 30, 2006:

Segment	Net Sales	Income (Loss) from Operations	Depreciation & Amortization	Assets
Continuing Operations:
Solar One (USA)	$560,245	$9,800	$—	$19,780
Solar Style	144,494	(225,347)	8,697	(716,788)
AirWater	286,293	(23,767)	—	211,752
Corporate	—	(581,450)	30,704	2,976,893
Total	$991,032	$(820,764)	$39,401	$2,491,637
Discontinued Operations:
Millennium	$19,268	$(352,223)	Operation Sold May 31, 2006

For the three months ended June 30, 2006:

Segment	Net Sales	Income (Loss) from Operations	Depreciation & Amortization	Assets
Continuing Operations:
Solar One (USA)	$—	$—	$—	$19,780
Solar Style	85,169	91,356	4,277	(716,788)
AirWater	169,058	(14,522)	—	211,752
Corporate	—	543,752	10,879	2,976,893
Total	$254,227	$620,586	$15,156	$2,491,637
Discontinued Operations:
Millennium	$12,676	$(67,845)	Operation Sold May 31, 2006

NOTE 5 – RELATED PARTIES

As part of the Millennium sale, described elsewhere, Millennium’s founder and president, Ami Elizari, has resigned from the Company’s Board of Directors.

NOTE 6 – STOCK AND CONVERTIBLE SECURITIES

Preferred Stock

During the nine months ended June 30, 2006, 5000 shares of the Company’s convertible preferred stock was converted into 3,333,333 shares of the Company’s common stock.

Common Stock

During the nine months ended June 30, 2006, a total of 69,061,059 shares of common stock were issued. 3,333,333 shares were issued in conversion of convertible preferred stock, as discussed above; 8,928,835 shares

UNIVERSAL COMMUNICATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

were issued in conversion of convertible debentures; 27,147,522 shares were issued in payment for services and other expenses; and 29, 651,369 shares were issued in private placements.

Convertible Securities

On February 27, 2006, the Company issued Secured Convertible Promissory Notes (“Notes”) in the principal amount of $1,506,025, together with 75,301,250 Class A Warrants and 75,301,250 Class B Warrants, for an aggregate purchase price of $1,250,000 in cash, of which $133,000 was paid for transactional fees. The Notes bear interest at the rate of 9% per annum, with principal and interest payable monthly, beginning August 2006. These payments may be made in cash, or by the conversion of the amounts due in the Company’s common stock, at a conversion rate which is the lesser of $0.01 per share, or 85% of the average closing bid prices for the preceding 5 trading days, at the discretion of the borrower. The Notes are guaranteed by the Company’s subsidiaries, are secured by essentially all of the assets of the Company and its subsidiaries, and mature in February 2008.

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

NOTE 7 – CURRENT ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED COMPONENT

Millennium

In March, 2006, the Company commenced negotiations to sell its wholly owned Israeli subsidiary, Millennium Electric, and all assets related to the large-scale photo-voltaic solar power installation business, to a buyers group led by the former Millennium Owner and former Company Board Member, Ami Elazari. The final agreement transferred Millennium for a sales price of $750,000, effective May 31, 2006. This price is comprised of $300,000 in cash, $100,000 in the form of a note secured by 4.4 million shares of the Company’s common stock, and $350,000 in the form of a non-exclusive worldwide license to exploit Millennium’s patents, for a period of nine years.

Because of the above referenced sale of Millennium Electric, the assets and liabilities have been transferred as of May 31, 2006 and the Loss from Discontinued Operations up to the date of sale is separately stated, in compliance with the requirements of SFAS 144. The resulting gain on this transaction has been recorded as $1,375,742.

Liabilities of Discontinued Operations

In addition, during this period, the Company wrote-off $946,794 of liabilities, which had been incurred in the course of the Company’s previous business activities related to advanced wireless communications.

NOTE 8 – MARKETABLE SECURITIES

Marketable securities are represented by the value of securities received in a legal settlement with a former officer. The securities consist of six million shares of WebSky, Inc. and are valued by the Company at the market value of the securities on the date the Company received the securities.

Shares of ELGT, Inc., a publicly traded company, were received this quarter in a previously-announced lawsuit settlement.  The Company sold these shares during this quarter for the sum of $75,000.

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that the Company “expects,” “estimates,” “anticipates,” or “believes” and all other statements concerning future financial results, product offerings, proposed acquisitions or combinations or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. Forward-looking statements are all based on current expectations, and we assume no obligation to update this information.

Risk Factors

We have a history of losses, and an accumulated deficit of $39,496,725. Because of our recurring losses, our independent auditors have expressed doubt as to our ability to continue as a going concern.

We will require additional capital in the short term to remain a going concern.

We will require substantial short term outside investment on a continuing basis to finance our current operations and any limited capital expenditures identified to protect existing investments. Our revenues for the foreseeable future may not be sufficient to attain profitability. Since inception, we have generated little revenue and have incurred substantial expenditures. We expect to continue to experience losses from operations while we develop the AirWater and photo-voltaic businesses. In view of this fact, our auditors have stated in their report for the period ended September 30, 2005 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements, we are negotiating equity investments, but there can be no assurance that we will obtain the required capital or that it will be obtained on terms favorable to us. If we do not obtain short term financing we may not be able to continue as a viable concern. We do not have a bank line of credit and there can be no assurance that any required or desired financing will be available through bank borrowings, debt or equity offerings, or otherwise, on acceptable terms, if at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net book value per share of common stock.

We are currently focusing our operations on the sale of water production and generation systems along with solar power systems. There are no assurances that this business activity will be successful, that we will be able to identify and sell to the market, and that the market will respond to our product line.

Plan of Operation for the Next 12 Months

Our cash position at June 30, 2006 from continuing operations is $21,640. This is not sufficient to provide for our working capital needs. As described below, we will rely upon private placements of common stock for our short term funding needs. We anticipate sales of $2 million in AirWater products and $2 million in Solar Style products over the next twelve month period. As described below, we have completed a private placement funding in the amount of $1,250,000, which combined with our anticipated sales and our current cash position, should be sufficient to provide for our cash needs for the next twelve months. In addition, our Chairman, in connection with a number of foreign corporate entities in which he holds an interest, has agreed to provide funding as needed until our sales activities are sufficient to cover our cash flow needs. This agreement by our Chairman and the foreign entities is not a binding obligation; further, we have no assurances that this funding will continue beyond the short term.

Our current cash burn rate is approximately $110,000 per month. We anticipate reaching break-even by the third quarter of our fiscal year ending September 30, 2007. We are focusing our efforts on developing sales in both the Solar Style retail product lines and the AirWater industrial products. We have embarked on a campaign of enlisting commission based sales relationships to reach our sales goals and have stabilized our expenses to control our cash needs as we focus on revenue growth. We do not anticipate any events or unusual fluctuations in our activities that would have a material impact on our continuing operations.

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

We do not have any major expenditures planned beyond inventory purchases for national distribution contracts in our Solar Style subsidiary. We do not anticipate the purchase of plant and/or significant equipment. Our operation employs the use of third party contract manufacturers, thus avoiding the allocation of our resources into manufacturing operations. We anticipate funding any sizeable orders for either AirWater equipment or photo-voltaic installations, through deposits and advances from customers.

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

Off Balance Sheet Arrangements

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

Solar One, Inc., a Florida corporation, is a wholly owned subsidiary formed to market photo-voltaic solar panels and associated products. We have made plans and announced the intention to open a marketing office in Los Angeles, California.

Solar Style, Inc., a Florida corporation and wholly owned subsidiary, was formed in July, 2003. Solar Style manufactures (subcontracted to third parties) and markets portable photo-voltaic cells in leather and plastic cases for consumer electronic products. Solar Style was formed to source the manufacturing and to market the product line of photo-voltaic consumer energy panel products designed by Solar Style, Ltd., a wholly owned Israeli subsidiary. We have transferred the intellectual property rights and technology rights from Solar Style, Ltd. (Israel), to Solar Style, Inc. (USA).

We formed AirWater Patents, Inc. to hold the acquired four patents we received under an agreement dated March 24, 2003, relating to this technology, from J. J. Reidy & Company, Inc. of Holden, Massachusetts. Under the terms of the agreement, we paid $300,000, and we were obligated to pay, for a one-year period, a monthly advance royalty payment of $10,000 per month. These advance royalty payments were completed on October 31, 2004, and thereafter a royalty payment of between 5 to 7.5% on all sales of equipment which uses the patented technology. Of the $300,000 purchase price, the company paid $100,000 in cash, and the balance of $200,000 was settled by issuing 4,000,000 restricted common shares. The total payment under the agreement was valued at $420,000. In January 2005, we received a termination notice from J. J. Reidy & Company, Inc., the patent holders, indicating that the License Agreement that was entered into as described above, was breached. We have filed an action in the US District Court for the Southern District of Florida in response and we do not anticipate an impact on our revenue or operations from this dispute. Pending resolution of the issues, no royalty or other payments are being made. The case has been transferred to federal court in Boston, MA, and subsequent to March 31, 2006, we have agreed and consented to submit these issues to arbitration.  The arbitration was held in Boston in July.  A settlement was not reached.  The matter continues in court.

Beginning in March 2003, we pursued various consulting, marketing and sales agreements. The activities covered by these agreements include product design, electrical and mechanical engineering, systems integration, research and development, conceptual designs, global contacts, mergers and acquisitions, product and company publicity, marketing, sales and general business consulting. Our plan for development of the AirWater and photo-voltaic product lines calls for utilizing outside consultants and agents to assist and/or perform the manufacturing, marketing, sales and integration of our products to the end users.

We completed an agreement to purchase all of the stock of Millennium on September 29, 2003. As part of the Millennium acquisition, we acquired 50% of Solar Style, Ltd., an Israeli company. On April 30, 2004, we acquired the remaining 50% of Solar Style, Ltd. for 500,000 shares of common stock and warrants exercisable for two years and 1 million shares of common stock valued at a price of $0.10 per share. Solar Style, Ltd. is inactive but holds certain rights to manufacture and market solar power products. In connection with the Millennium / Solar Style acquisitions, a U.S. subsidiary, Solar Style, Inc., was formed to market solar power products and systems. The manufacturing and marketing rights, as well as all intellectual property, technical know how, and all associated technologies of Solar Style, Ltd. in Israel, have been transferred to Solar Style, Inc. in the United States.

In March, 2006, we commenced negotiations to sell Millennium Electric, and all assets related to the large-scale photo-voltaic solar power installation business, to a buyers group led by the former Millennium owner and former Company Board Member, Ami Elazari. The final agreement consummated May 31, 2006, transferred Millennium to Mr. Elazari only, for a total sales price of $750,000. This price is comprised of $300,000 in cash, $100,000 in the form of a note secured by 4.4 million shares of the Company’s common stock, and $350,000 in the form of a non-exclusive worldwide license to exploit Millennium’s patents, for a period of nine years.

Our Strategy and Developments

We are focusing our sales efforts in the European, African, Middle Eastern and Asian government and industrial markets for the AirWater and Millennium product and service offerings. Solar Style is targeting the North American and European consumer markets. Our sales strategy is to engage independent sales consultants, who are commission based, and thus create a more extensive marketing and networking program than that which could be achieved using an employee based sales force alone.

AirWater Corporation

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

In certain global areas where electricity and or gas power sources are either not available or in short supply, there is a need for a power alternative to conventional sources. Our subsidiary, Millennium, has designed the system to fulfill this technological need of providing Photo-Voltaic (PV) Electric Energy to provide the necessary power to the air water units. Because of the impending sale of Millennium Electric, Solar One, Inc., the wholly owned subsidiary, will fulfill this technological need in the future, together with other available international resources.

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

In May 2005, we announced that we had developed a new, exclusive energy application utilizing “wind power” technology for energy co-generation for use with AirWater machines. Recognizing the overall need for large consumption of (electrical) energy to power all our AirWater machines, and the fact that the cost of the energy is the single most inhibiting barrier to sales, we have successfully developed a new energy powering system for AirWater machines by utilizing Air Turbine Powered Electric Generators (Wind Power). These air propelled turbine systems operating in combination with AirWater machines can co-generate a substantial amount of the electrical power needed to produce water from air. We believe that this represents a new solution for AirWater machines that produce water from air, and now, as a result of our technological development, from the same air we draw the energy needed to create the water. We have filed for patent protection for this unique development.

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

On November 15th, 2005, AirWater Corporation announced that an exclusive distribution agreement had been signed with WWS, a French Commercial Group. Under the agreement, they have committed to purchase and distribute a minimum $1 million in value of Air Water Machines for France, and a number of French Protectorates. We have received various orders for sample machines, and as a result of these sample shipments, we are receiving the first orders from this group for a range of AirWater machines. Production is under way and we anticipate shipping these orders in the fourth quarter of our fiscal year. In July 2006, having just received a substantial deposit payment for this first order, production has commenced. We anticipate delivery and final payment to be made in September 2006, which will allow for this transaction to be reported in the 10K

In April 2006, we received orders for 1,000 AW machines for delivery to Australia and other South Pacific islands. Approximately half of the orders have been filled. We expect to complete delivery by the end of our fourth quarter ending September 30, 2006.

From April 30 through May 2, 2006, we hosted the first AirWater International Conference for AirWater dealers and distributors in Mumbai India. The conference gave us added exposure and feedback from our dealers.

In May 2006, we received a request from our South African Distributor for a number of the large scale AW machines for delivery to the South African Army. In particular, they have asked for trials to be conducted with the larger AW 1000 model machine, similar to the one delivered to the Indian Army. We are in the process of building these new machines, and anticipate delivery in the fourth quarter 2006.

In June 2006, we hosted a Special Private Exhibition in Washington, DC, for a select number of US Government Officials, Senators, Congressmen, as well as a number of influential attorneys and lobbyists. We displayed for this group, as well as other key policy makers, our unique Air to Water capabilities and the multitude of possibilities offered by the range of the AirWater product line. We displayed our air to water capabilities, and we conveyed our desire for US Foreign policy to include ‘AirWater Aid’ as a specific element of US Aid, to help alleviate world suffering, particularly in countries and continents subject to severe water shortages.

In June 2006, we also entered into agreements to supply AirWater machines to new customers in South Africa, as well as to several other African countries. From this sales effort, we received an order for $0.5 million of AirWater machines.

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

During this quarter, our manufacturer completed the production of the molds and specialized parts to begin producing the Air Water Fridges and Freezers for commercial sale. We shipped the first two models to Mumbai India for showcasing at the first AirWater International Conference, held April 30 through May 2, 2006. These units were displayed and demonstrated for the press and interested buyers. We expect to ship full production models beginning in the summer of 2006.

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

Solar Style’s technology converts solar energy into electricity in a packaged solution that recharges mobile electronic devices by a small portable photo-voltaic solar panel, which is specially designed to fit in an elegant leather case.

Solar manufactures the panels and carrying-cases separately, which are then assembled and sold as a unit. The panels can easily be plugged in to solar cells and charged outdoors by sunlight and indoors by electric light. The photo-voltaic cells act as battery chargers allowing a non-dependant use of the mobile device, making batteries / battery-chargers unnecessary.

In December 2005, we announced the development of a new PV Solar Power Charger, The Power Pack, which can supply and recharge electric energy to a wide variety of consumer electronic devices that have power requirements ranging from 3.5 to 24 volts. This new device can charge mobile phones, cameras, name brand electronic devices, radios, portable game systems and most importantly, laptops and notebooks. This represents a revolutionary breakthrough in state-of-the-art solar technology. We have commissioned tool making and mold preparation, and we expect initial deliveries of the new “Power Pack” to occur in the fourth quarter of our 2006 fiscal year. In July 2006, we made a first delivery of the Power Pack to a customer in Los Angeles, California. Further orders are now expected for this exclusive product.

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

Results of Operations

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Revenues increased $502,638 from $488,394 for the nine months ended June 30, 2005 compared to $991,032 for the nine months ended June 30, 2006. Cost of sales for the nine months ended June 30, 2005 were $488,276 or 99.9% of sales compared to $865,963 or 87% of sales for the nine months ended June 30, 2006. The high cost of sales in 2006 and 2005 resulted from low margin sales, due to the Company’s attempts to develop market share, and the lack of anticipated economies of production.

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

General and Administrative expenses for the nine months ended June 30, 2006 amounted to $1,855,848 compared to $2,051,893 for the nine months ended June 30, 2005. The most significant differences result from the pursuit and settlement of various legal actions. General and Administrative expenses were composed of the following items:

	June 30,
	2006	2005
Salaries and benefits	$225,726	$59,803
Bad debt	56,516	13,414
Shareholder communications	133,013	81,901
Consultants	463,054	867,617
Debt retirement settlement	—	172,478
Depreciation and amortization	39,401	32,595
Legal and professional fees	501,618	531,659
Other professional fees	84,004	28,379
Other expenses	36,324	33,058
Rent expense	86,681	84,738
Travel expense	229,511	146,251
Total	$1,855,848	$2,051,893

Net loss for the nine months ended June 30, 2006 was ($226,193), as compared with a net loss of ($2,992,713) for the nine months ended June 30, 2005. The change was primarily due to gains from disposition and write-off, related to discontinued operations, of over $2.3 million, as well as increased revenue of $0.5 million.

Liquidity and Capital Resources

On June 30, 2006 we had cash and cash equivalents of $21,640 compared with $197,677 as of September 30, 2005. This represents a cash decrease of $176,037 from the cash position at September 30, 2005. This decrease resulted primarily from operating expenses. We received proceeds from the sale of convertible debentures in the amount of $1,650,800, and funds received in private placements of our common stock in the amount of $517,000. Funds were primarily used in investing activities in the amount of $92,645 for the purchase of equipment, and for General and Administrative expenses of nearly $1.9 million, and Sales and Marketing expenses of nearly $350,000.

We are almost entirely dependent on equity investments at this time and recognize that without these investments we would not be able to continue as a going concern. Cash used in operations for the nine months ended June 30, 2006 was $1,144,827. We have had negative cash flows from operations in the past and do not anticipate that revenues will contribute substantially to our cash flows in the short term. We do not have sufficient resources to meet current obligations without continuing equity investments. Prior financing arrangements, as disclosed in our SB-2 filed March 15, 2001, are no longer in effect. We must obtain approval from our current debenture holders to place additional debt against our assets. There are no assurances that we would be able to secure that approval, if we did have the opportunity to secure additional debt. We are attempting to negotiate with trade creditors to convert existing obligations, including any accrued interest, to common stock in satisfaction of those obligations. We have received agreement from our current debenture holders to convert their existing debt to equity, but there are no requirements for the debt holders to adhere to that consent.

During the nine months ended June 30, 2006, we received debt and equity investments of $2,167,000. These investments were in the form of issuance of our common stock in various private placements and advance payments on private placements. These proceeds were used to fund our operating expenses and equipment purchases.

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

Item 3.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding dissolution. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer determined that such controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. However, subsequent to June 30, 2006, the Chief Executive Officer and Chief Financial Officer determined that there were problems with the Company’s disclosure controls and procedures as exemplified by the inadvertent filing of the Form 10-QSB. The Company will evaluate its disclosure controls and procedures and take whatever corrective action is needed. There were no changes in internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

In April, 2006, the Receiver for Credit BanCorp filed suit against the Company in U.S. District Court, San Francisco, seeking repayment of the original loan, etc. The Company is defending this action. The Company believes that the plaintiffs have no merit to their claims, and further, does not believe that the claims will succeed. Accordingly, the Company does not believe this litigation will have any detrimental effect on the Company’s ongoing activities or financing. We have filed a response in the form of a general denial. No further developments have occurred in this matter. In July 2006, the company agreed to an arbitration attempt. It is expected that the parties will meet in October 2006.

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

The defendants are fighting jurisdiction, and the case is still pending in the court. There has been no substantive progress in this case. A status hearing has been held by the judge in chambers in May, 2006, at which time further hearings were set to occur in the near future to finally establish and sort out the questions relating to jurisdiction. The case continues. A hearing has been set for early November 2006, to hear the arguments and allow the case to proceed. There have been no further developments.

J.J. Reidy & Company, Inc.

In January 2005, we received a termination notice from J.J. Reidy & Company, Inc., the AirWater patent holders allegedly terminating the License Agreement that was entered into in March 2003, alleging Breach of Contract. The company has filed an action in the U.S. District Court for the Southern District of Florida (case # 05-20650-CIV-Jordan/Klein), seeking declaratory relief from the court, determining its rights, status and legal relations as well as Money Judgment against J.J. Reidy & Company. Meanwhile, J.J. Reidy & Company had already made a court filing in Boston, Massachusetts, in December 2004, (even prior to issuing the notice of termination) in an effort to claim jurisdiction. We filed motions with the Boston court contesting jurisdiction. No provision has been made in our financial statements, as we believe the claim is unfounded and the company will prevail. Pending resolution of the court proceedings, we have discontinued royalty or any other payments to J.J. Reidy & Company, Inc. By recent court ruling, all discovery had been stayed pending the courts ruling in relation to jurisdiction. The Boston court recently ruled that it had jurisdiction over the case; however, all parties have agreed to submit these issues to arbitration. As there were 2 separate cases filed, one in Florida and the other in Boston, the court ruled that it would allow the consolidation of the 2 separate cases in the Boston court. Arbitration was scheduled for the end of July, 2006. At the arbitration meeting held in Boston, the parties failed to reach agreement. The Company is now proceeding with further discovery, and intends to pursue the litigation aggressively.

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

In February 2006, the Company was notified about a complaint by World Wide Water LLC, of Los Angeles CA, claiming breach of contract and patent infringement allegations. In 2003, the Company and World Wide Water LLC, recognizing each others Patents, had entered into a non-compete and mutual collaboration agreement, with a specific clause restraining both parties from suing each other. We have replied and filed counter claims. Additionally, our subsidiary, Atmospheric Water Technologies and our Chairman, Michael Zwebner, individually, have filed separate actions against Mr. Mike Klein, alleging dissemination of false information, defamation and intentional interference with prospective economic advantage. As of July 2006, the parties met in Los Angeles in an attempt to resolve their various claims. Both parties agreed to a stay of litigation for 45 days to allow for expert opinions to be sought in Patent issues and matters related to the case. The discussions and negotiations continue at this time. In the event the parties are unable to agree to a settlement of claims, the case will proceed in court.

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